Form 10KSB
period 2004-12-31
Siberian Energy Group Inc.
filed 2005-03-28
CIK 1301299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from              to
                                                   -----------    -------------

                        Commission file number: 333-118902

                          SIBERIAN ENERGY GROUP INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                    52-2207080
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

               275 Madison Ave, 6th Floor, New York, NY 10016, USA
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 828-3011
                         -------------------------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2004 were $-0-.

     As of March 23, 2005, the issuer had 18,805,771 shares of common stock, $.001 par value per share outstanding.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           SIBERIAN ENERGY GROUP INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2004
                                      INDEX

                                     Part I

    Item 1.             Description of Business                                3

    Item 2.             Description of Property                               15

    Item 3.             Legal Proceedings                                     16

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                                      16

                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                                   16

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                                     17

    Item 7.             Financial Statements                                  25

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                            41

    Item 8A.            Controls and Procedures                               41

    Item 8B.            Other Information                                     41

                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act                     42

    Item 10.            Executive Compensation                                47

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related Stockholder
                        Matters                                               48

    Item 12.            Certain Relationships and Related
                        Transactions                                          49

    Item 13.            Exhibits and Reports on Form 8-K                      50
                        (a)   Exhibits                                        50

                        (b)   Reports on Form 8-K                             51

    Item 14.            Principal Accountant Fees and Services                51

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Siberian Energy Group Inc. ("Siberian", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2004.

BUSINESS DEVELOPMENT

     Siberian Energy Group Inc. was formed as a Nevada corporation on August 13, 1997, as Advanced Rehab Technology Corporation. Subsequently, on March 9, 2001, the Company changed its name to Talking Cards, Inc.; on February 12, 2002, the Company changed its name to Oysterking Incorporated; on December 3, 2002, the Company changed its name to 17388 Corporation Inc., at which point the controlling interest of the Company was sold and a new board of directors was appointed; on May 5, 2003, the Company changed its name to Trans Energy Group Inc.; and on December 3, 2003, the Company changed its name to Siberian Energy Group Inc.

     Following its incorporation in 1997, the Company was engaged in the business of operating its eight outpatient rehabilitation clinics, which provided services to patients suffering from work, sports and accident-related injuries. Pursuant to a series of transactions during the period from October 1997 to April 1999, the Company acquired 4 rehabilitation clinics in Toronto and 4 rehabilitation clinics in Ottawa for an aggregate of 3,000,000 pre-split shares of its Common Stock.

     In April 1998, pursuant to a 15c2-11 listing application with the National Association of Securities Dealers ("NASD"), the Company's Common Stock was cleared for trading on the Over-the-Counter Bulletin Board (the "OTCBB"). Further development of the Company's business depended on the financing of its expanding operations. The unsuccessful attempt to obtain this required financing caused extreme hardship to the Company and in July 1999, the Company was forced to close its existing clinics and cease operations. Because the Company was not filing reports with the Securities and Exchange Commission (the "SEC"), the Company's Common Stock was ineligible to be quoted on the OTCBB as of March 23, 2000.

     On September 17, 1999, the Company effected a 1-for-30 reverse stock split. A subsequent 3-for-1 forward split was consummated on October 2, 2000. All share amounts subsequently listed are retroactively adjusted to reflect these stock splits unless otherwise provided. All activities related to the Company's business were discontinued prior to January 1, 2000 and the Company began looking for opportunities to acquire an operating business.

     In December 2000, the shareholders of the Company ("Shareholders") approved a name change to Talking Cards Inc. in anticipation of a merger with Talking Cards Inc., which was not completed.

     In November 2001, the Shareholders approved a name change to Oysterking Incorporated, in anticipation of a merger with a Company of the same name, which was not completed.

     In December 2002, the Shareholders approved a name change for the Company back to its original name 17388 Company. Neither management nor control of the Company changed with any of the above mentioned name changes from December 2000 to April 2003.

     In the spring of 2003, the balance of the Company's shares was purchased by new shareholders who stepped into the management of the Company and defined its new business direction as an oil and gas exploration company. In contemplation of the Company's acquisition of a Russian oil and gas exploration company, the Company changed its name to Trans Energy Group, Inc.

     On May 9, 2003, the Company entered into an Acquisition Agreement (the "Acquisition Agreement") by and among the Company, Zaural Neftegaz, a Russian corporation ("ZNG"), the shareholders of ZNG and Oleg Zhuravlev, President of ZNG. Pursuant to the Acquisition Agreement, the Company acquired a 51% interest in ZNG by issuing to ZNG 2,000,000 shares of the Company's Common Stock. In June 2004, the Company purchased the remaining 49% of ZNG in exchange for 6,900,000 shares of the Company's Common Stock, making ZNG a wholly owned subsidiary of the Company. ZNG holds four (4) oil and gas licenses (see "Patents, Trademarks and Licenses" below) for the rights to prospect, explore, drill and remove oil and gas (the "Exploration Rights") in the eastern parts of Kurgan Province in Russia. The Company had no affiliation with ZNG prior to the acquisition in May 2003.

     After the acquisition of ZNG, the Company became aware of an entity with a name similar to "Trans Energy Group, Inc." which was already listed on the OTCBB. To avoid confusion between the two companies the Company changed its name in December 2003, to Siberian Energy Group Inc.

     On June 28, 2004, the Company opened a Canadian Subsidiary, Siberian Energy Group (Canada) ("SEG Canada"), as a private company under the jurisdiction of the Province of Ontario, Canada. SEG Canada's paid up capital was established as $10 CAD (approximately $7 USD), representing 100 outstanding shares of common stock. SEG Canada had no other transactions before June 29, 2004, when it was purchased by the Company.

     SEG Canada was created to help facilitate business ventures with Canadian Farm-in partners and to allow the Company to open a Canadian office in Toronto, Ontario (see definition of "Farm-in Agreement" for information regarding Farm-in partners under "Glossary," exhibit 99.1 to this 10-KSB). SEG Canada is not expected to perform any large-scale business operations, but rather to act on behalf of the Company.

     On October 1, 2004, the Company entered into a consulting agreement ("Consulting Agreement") with Aspen Management Inc., an Ontario corporation ("Aspen"). Under the Consulting Agreement, Aspen agreed to provide services to the Company in connection with the ongoing development of the Company's business plan, development of financial budgets and acquisition of financing, development of management, securities and listing requirements, and marketing strategies. Aspen agreed to devote not less than Thirty-Six (36) hours per week to the Company. Under the Consulting Agreement, the Company agreed to pay Aspen a fee of Three Thousand dollars ($3,000) per month and to grant Aspen options to purchase 150,000 restricted shares of the Company's Common Stock, exercisable at $0.16 per share. The 150,000 options will expire if not exercised before December 31, 2008. As of the date of this report, no options have been exercised by Aspen and no payments have been made to Aspen pursuant to the Consulting Agreement. All fees owed to Aspen under the Consulting Agreement are being accrued until suitable financing is arranged.

THE  PARENT  -  SIBERIAN  ENERGY  GROUP  INC.

     The Company is now a development stage investment and management company that intends to target high potential long term investments in Russia. The Company intends to provide western management experience and ready access to investment capital for medium and large cap resource companies, specifically in the oil and gas industry. The Company actively evaluates investment opportunities throughout Russia. Pursuant to its strategy, the Company acquired a majority ownership interest in an emerging Russian oil and gas exploration company, Zaural Neftegaz ("ZNG"). The majority of the Company's current efforts are focused on operating and raising capital for ZNG, of which there can be no assurance.

THE  SUBSIDIARY  -  ZAURAL  NEFTEGAZ

     ZNG is a development stage oil and gas exploration company located in the Western Siberian Region of Russia. ZNG is one of only two companies to hold licenses for exploration of the hydrocarbon resources in Kurgan Oblast and holds four (4) oil and gas licenses (see "Patents, Trademarks and Licenses" below) for the rights to prospect, explore, drill and remove oil and gas (the "Exploration Rights") in the eastern parts of Kurgan Province in Russia. The Exploration Rights involve four blocks of property, which cover a total area of over 643,000 acres and which are located close to the existing natural gas and oil transportation infrastructure. The other company to hold licenses in Kurgan Province besides ZNG is "Kurganneftegaz."

HISTORY  OF  INDUSTRIAL  DEVELOPMENT  IN  RUSSIA

     During the Soviet regime, each region in Russia was assigned certain responsibilities to the State. Some regions were assigned to develop oil products, while others were assigned to produce agricultural products. After the collapse of the Soviet Union in 1991, each region became free to develop its own economic strategy. Since then, oil and gas has been discovered in many regions of West Siberia such as Omsk, Tomsk, and Novosibirsk. Although oil and gas has been found in the surrounding regions, these discoveries have no bearing on whether the Company's blocks will contain hydrocarbon reserves. Additionally, Kurgan's government is now seeking to develop additional industries which are likely to improve its economy. ZNG believes it was successful in obtaining the Exploration Rights because of its plan to provide employment in the Kurgan region and its plan to help to develop the local oil and gas industry. The Kurgan government is committed to supporting industrial development initiated by private enterprises, such as ZNG.

     Russian oil and gas producers in the Western Siberian region are located adjacent to the transportation infrastructure. This proximity presents cost savings in the development of new fields and thus provides a greater cost advantage. Some of the production and development cost advantages are offset by the relatively high costs incurred to transport Russian crude to market as well as by a quality discount that is applied to Russian crude as a result of the heavy and sour properties of the Urals oil blend.

     The current regulatory climate in Russia results in companies being allocated an export quota on crude oil equal to 30% of their total production volume. The remainder can only be exported as a refined product. Even with domestic demand increasing over the past few years, suppliers can generate more profits exporting the oil they produce. In order to sell more of their production in foreign markets, producers must increase their total output. Because of this increased production, the oil which is produced but unable to be exported because of the export quotas causes oversupply in the domestic market resulting in lower domestic prices as compared to international prices for Urals blend.

GEOGRAPHY

     ZNG is located in the Kurgan region of Western Siberia. Kurgan borders the Chelyabinsk, Sverdlovsk and Tyumen regions of Russia and the Republic of Kazakhstan. The blocks that ZNG holds the Exploration Rights to are located east of the Volga Urals, Russia's oldest oil producing region, immediately south of the Tyumen region, an area covered by a large range of oil producers including BP-TNK, Exxon, Shell, Yukos, LUKoil and Sibnet. To the south, Kurgan is neighbored by Kazakhstan, which has historically been an oil-rich region and is one of the world's fastest growing oil producing regions. The region has a well-developed transportation infrastructure with paved federal and regional highways and motor roads. This area has been surveyed by the Russian Ministry of Natural Resources ("Ministry") in the 1980s and in 2000 to 2001. The Ministry identified and parceled eight potential areas that may contain hydrocarbon reserves, and issued eight licenses for those areas, four of which are held by ZNG. The allocation of the licensed areas by the Ministry was based primarily on existing geological land studies and preliminary geologists'' forecasts of hydrocarbon potential, aggregated in official reports and prepared on behalf of geological institutions in Tyumen and Novosibirsk regions. The allocation of these eight areas was based primarily on existing geological land studies and preliminary geologist forecasts. There is no guarantee however that ZNG's blocks hold any oil or that if ZNG finds oil, it will be in commercial quantities.

Exploration  Rights  -  Testing  and  Study

     The region in which ZNG operates has been the subject of government testing and evaluation since the 1930s. The Russian government has conducted geological testing, including the drilling of test wells. Accelerated testing began in the 1960s and has continued until very recently. ZNG has access to this government research conducted using a number of methods, including:

     -    Initial  arrival  method  (IA)
     -    Depth  point  measuring  method  (DPM)
     -    Abyssal  entry  method  (AE)
     -    Abyssal  seismic  entry  method  (ASE)

     Please see "Glossary," exhibit 99.1 to this 10-KSB, for definitions of these terms and others.

     In addition to these methods of testing, the Russian government conducted parametric drilling operations along with drilling of a stratigraphic test well.

     Over the past few years, Russia has transferred ownership of state-owned assets to private and public companies. As a result, producers have not had to apply for exploration rights on existing production blocks. However, in the post state-owned environment, all new exploration must be conducted under license granted by the Russian Ministry of Natural Resources. ZNG has pursued and obtained exploration licenses through formal government application procedures and has obtained its Exploration Rights.

     ZNG has compiled data in the Eastern part of the Kurgan region, by analyzing prior geological, geophysical and lithographic exploration works in the region, data, maps, reports from 12 test wells drilled between 1979-1986, profile sections, correlation schemes, and geographic maps of the region. After analyzing this data ZNG chose to concentrate its activities on four areas located in the Eastern part of the Kurgan region and applied for licenses covering these areas. Currently ZNG holds four, 5-year exploration licenses expiring in March 2008, for concessions covering the total territory of 643,000 acres. Mokrousovsky is the largest, encompassing a total of 240,000 acres, followed by West Suersky, which covers 230,000 acres, Privolny, which covers 123,000 acres, and Orlovo-Pashkovsky, which covers 50,000 acres.

     Following detailed data collection, survey and seismic testing ZNG will proceed with development of one block at a time. The West-Suersky block was chosen by the Company as the most promising block and the Company has already started studies on this area. The Company has performed gravimetric surveys and the field part of 2-dimensional seismic studies through "Bazhenov Geophysical Expedition" and JSC "Bashneftegeofizika," experienced and reputable oil and gas service organizations in Russia. ZNG has not begun exploratory drilling yet, as it is awaiting the two-dimensional seismic study results. Currently "Bashneftegeofizika" is processing data they collected during the summer of 2004 and preparing it for interpretation, in order to identify the most prospective sites for drilling. The Company anticipates the results of this processing to be completed in the second quarter of 2005. ZNG has also hired GeoData Consulting, an international geosciences service company, which provides daily independent supervisions of the exploration works, helping to add assurance to the accuracy of the forthcoming results.

     If recommended by its technical staff, ZNG may employ land-based methods to complement seismic results and to maximize the accuracy of drilling, starting initially on the West-Suersky block and then with financing permitting on its other blocks. These methods may include thermal, vapour-chromotography and microbiologic oil geology methods. ZNG also intends to conduct geo-dynamic and local tectonic testing in order to attempt to ascertain the location of any hydrocarbon reservoirs utilizing geophysical, geochemical, microbiological and bio-indicative research analyzation methods. In the event these tests are completed, the Company intends to conduct a specific geological analysis to attempt to ascertain the best location for three sample test drilling wells to determine oil bearing reservoirs and gas volumes. If conducted, the aerial and seismic surveys will attempt to ascertain the reservoir heights and establish the stratum and scope of the faults to be determined in the test drilling phase.

     If ZNG determines to develop the areas covered by the Exploration Rights, and drills wells in those areas which are found to contain commercially viable hydrocarbon reserves, ZNG expects to encounter Urals blend oil, which is the most commonly encountered oil type in West Siberia. ZNG has not begun exploratory drilling yet. We are awaiting the two dimensional seismic data to be complied into a report of appropriate format with the announcement of preliminary results, at which time the data will be subject to analysis and interpretation.

TRANSPORTATION  INFRASTRUCTURE

     Transportation infrastructure is effectively controlled by Transneft, a state-owned monopoly. The southern lines of the Transneft pipeline, commonly referred to as the Black Sea System, have a capacity of 1.29 m bbl/d and feed the ports of Novorossisk, Tuapse and Odessa in the Ukraine. As of August 2004, the transportation toll on the Transneft system from ZNG's properties was $0.15/bbl to Omsk, $0.20/bbl to Ufa (both being domestic refineries), and $0.79 to Novorossisk, an export port. In addition, port charges and freight to Europe must be factored in, which results in an estimated total transportation charge of close to $4/bbl.

     ZNG's four blocks are located adjacent to the main Transneft pipelines which deliver oil and gas throughout Russian and to export markets. Until ZNG is able to build a pipeline infrastructure, of which there can be no assurance, ZNG plans to use a combination of trucking and rail transportation. ZNG is also currently attempting to determine delivery quotas of oil and gas sold in Russia and for export.

INNOVATIVE  TECHNOLOGIES/INNOVATIONS

     ZNG believes in investing time and effort into up-front survey, geological work and technical analysis in order to increase the probability of drilling productive wells. ZNG also believes that using the newest technologies and equipment for extraction will result in realizing the highest possible recoverable amounts from reserves without needing to overhaul boreholes.

     In order to benefit from the latest technologies, ZNG has enlisted the services of the Russian Academy of Sciences, Institute of Oil and Gas Geology. This organization will perform the geographical survey and analysis using a series of methods and will then correlate the data between the methods in order to enhance interpretation. ZNG believes that this will allow it to focus its geological operations into smaller areas that present the highest yields.

     Some of the more advanced and innovative technologies to be employed include those that cover the following areas of operation (see "Glossary," exhibit 99.1 to this 10-KSB, for more explanation regarding the areas of operation found below):

-     Field  geophysical  data  processing/interpretation;
-     Airborne  geophysical  surveying;
-     Precise  gravity  prospecting;
-     Geochemistry  surveying;
-     High-speed  drilling;
-     Methods  of  enhanced  oil  recovery  (recovery  factor  improvement).

MARKETS  SIZE  AND  SHARE

     After a reduction in the amount of oil and gas produced in Russia during the mid 1990s, there has been a recent trend of steady growth following increases in demand for oil and gas products. ZNG believes that the key to gaining access to this market is to gain access to the delivery infrastructure. The delivery infrastructure includes collector pipeline systems passing through the region which have a rail and truck transfer station with capacity to collect oil from wells and deliver the oil to a central depot. From there, if necessary, the oil can be delivered by rail or truck to the domestic market.

     ZNG's goal is to increase its share of the Kurgan regional market. If oil is discovered, of which there can be no assurance, ZNG will also consider launching a small oil refinery (i.e. its conversion into an "upstream integrated company") as a means of expanding its ability to secure even greater access to the domestic market. The Company feels that this will provide a further competitive advantage over future rivals, though there can be no assurance that this strategy will be successful.

DRILLING  ACTIVITIES  IN  THE  REGION

     There are no oil and gas wells that are currently being drilled in Kurgan oblast at present. A number of test wells were drilled from 1972-86 as part of the Soviet Union's federal government program to identify land composition and borne natural resources in each region for license issuance in the future. This program extended throughout Russia, but centered predominantly in West Siberia, including Kurgan oblast. The wells drilled through this program were typically narrow wells. Areas to be licensed for hydrocarbon exploration were determined upon detecting oil traces. Corresponding estimates were also computed. As part of the program a series of 12 wells were drilled in Kurgan oblast, ranging from approximately 500m to 1200m deep. Traces of heavy hydrocarbons and gas eruptions were detected at depths less then 1200m; however, these traces are not prima facie evidence of commercial deposits. Two of the 12 wells drilled in the 1980s have been drilled on the territory of the licensed areas covered by ZNG, one in the West-Suersky block and one in the Privolny block. No heavy hydrocarbons were detected immediately on the blocks, except for gas eruptions detected from a well drilled on the Privolny block, which is not prima facie evidence of commercial deposits.

     While there has been a number of test wells drilled, and traces of heavy hydrocarbons and gas eruptions found in Kurgan oblast, this does not make it any more likely that the Company's properties contain hydrocarbon reserves or if found that they will be in commercial quantities.

FINANCING  STRATEGY

     The Company has planned an approach for attracting investment to ZNG. Current shareholders have provided the capital required to acquire the exploration rights, acquire the licenses for exploration, establish offices, purchase equipment and pay salaries for workers in Kurgan. This initial capital has also been used to establish service contracts for the survey works that were already launched. Furthermore, the services of noted geologists, including:
Alexander V. Rilkov, Nikolay .P. Zapivalov, and Andrey U. Belonosov, have been enlisted by the Company to review the preexisting geological data provided by the Russian government (See "Geological Experts").

     The Company plans to complete financing through private equity and/or debt in the second quarter of 2005, with investors providing the capital necessary for the Company to complete evaluation and exploration activities, for which the Company will require $1,000,000. Additional capital is required to finance secondary surveys, initial exploration and prospecting wells beginning in the first quarter of 2005, and lasting until the point where the Company establishes proven reserves, if any are found. The cost of secondary surveys, initial exploration, and prospecting wells is expected to be approximately $5 million. The Company plans to raise additional capital from equity and/or debt securities or to enter into farm-in agreements with established oil and gas companies (see the definition of farm-in agreement under "Glossary," attached as exhibit 99.1 to this 10-KSB), of which the Company can give no assurance.

     If the Company obtains sufficient capital and finds hydrocarbon reserves, of which there can be no assurance, the Company plans to continue its drilling program and begin a production infrastructure by the end of 2005, which the Company expects will cost approximately $8,000,000. The Company believes this financing, if raised, of which there can be no assurance, will cover the following activities: $4,500,000 to drill three prospecting wells, $1,000,000 to upgrade wells to begin production, and $2,500,000 to install oil lifting equipment and oil reservoirs, construct roads and power lines, and purchase trucks for oil delivery. The Company plans to raise this additional capital from equity and/or debt securities or to enter into farm-in agreements with established oil and gas companies.

     The Company hopes to partially fund its activities with revenues from operating wells, if reserves are found, of which there can be no assurance. If the Company is successful in raising the required capital and finding hydrocarbon reserves, it hopes to continue the exploration of the other licensed areas as well as installation of facilities and the Company's planned collector pipeline infrastructure, between 2007 and 2009. There can be no assurance that the Company will be able to raise the required capital or complete any of the other activities listed under this heading.

ALLIANCE  AND  PARTNERING  STRATEGY

     If the Company's financial strategy is successful, of which there can be no assurance, the objective of ZNG will be to seek investment partnerships with third parties such as financing partners and oil field service partners, while remaining a completely independent small-scale Russian exploration and production company. The Company would prefer that ZNG deal with one partner rather than many private investors. The Company believes that one partner would be advantageous to the Company because: (i) a large partner can contribute professional management expertise, by planning, executing, and monitoring ZNG's operations; (ii) dealing with one major investor can offer better terms of trade in terms of exchange of ownership for investment; (iii) the Company believes that large organizations offer more stable investments and longer term partnerships; (iv) if the partner carries a history, size, market knowledge and reputation, these factors may add significant credibility to the Company; (v) the Company believes that an investing entity which enters into a relationship with the Company as a partner is more inclined to have the capacity to meet short and long-term obligations with the Company if obligations are shared by both the Company and the partner; and (vi) to enter into risk-sharing arrangements. While the Company believes that there are several advantages to dealing with a single partnering entity, the Company is not exclusively targeting only large investors or partners.

     Additionally, the Company may enter into farm-in agreements. Either of these strategies will facilitate low upfront capital investment on the part of the Company. It would also allow ZNG to focus on the highest value-added areas of the oil and gas business. ZNG plans to outsource much of the physical exploration and development activities to professional organizations that can provide advanced technologies, expertise and manpower for a lower cost than if ZNG were to buy its own equipment and hire its own workers. The Company believes that this plan, if successful, will offer higher efficiencies, a faster pace of development and more consistent results, all at a lower cost.

     Using this strategy the Company has entered into contractual agreements with the Russian companies "Bashneftegeofizika" and "Bazhenov Geophysical Expedition" which perform gravimetric survey and two-dimensional seismic studies.

EXPLORATION  AND  PRODUCTION  STRATEGY

     As described above, the Company plans to outsource virtually all of its in-field oil and gas activities (including those related to ZNG as well as to any future subsidiaries, if any) to third parties as part of its alliance and partnering strategy. The Company intends to implement risk sharing by entering into profit sharing agreements where subcontractors will receive a percentage of the revenues of a project (such as drilling operations) as payment for their services. Through this strategy, subcontractors share the risks and benefits of the project along with the Company.

     The Company plans to maintain managerial, planning and oversight of critical geological analyses and, at the appropriate time, oversight of in-house production management personnel.

MARKETING  STRATEGY

     If we discover hydrocarbon reserves within our five-year licensing period and are able to extract commercial quantities of those reserves, of which there is no assurance, ZNG's marketing efforts will focus on both the domestic and export markets. Domestic marketing will target regional refineries in the Omsk area, which has one of the largest refineries in the world and is located fairly close to Kurgan, with distances varying from between 420 and 520 kilometers to the blocks ZNG holds. This refinery, owned by Sibneft, has a total processing capacity of 385,000 bbl/d and is currently running at under capacity. As part of its export marketing efforts if hydrocarbons reserves are discovered, ZNG plans to initially sell its export quotas along with associated production to larger third parties who have the market knowledge, customer base and aggregate volumes to make such export profitable. ZNG may then begin to act directly in export oriented marketing over time. In either case, export volumes will likely be marketed to the Ufa area where three refineries and Black Sea ports are located. ZNG believes that crude sold to Ufa will be sold for refining and crude sold to the Black Sea ports will be intended for export as crude and not as an oil product, if the Company finds any hydrocarbon reserves at all, of which there can be no assurances.

EMPLOYEES

     Siberian Energy Group Inc. ("SEG"), currently employs two (2) employees in management. Zaural Neftegaz ("ZNG") SEG's subsidiary, employs eleven (11) employees in management and seven (7) employees in support and technical functions.

GEOLOGICAL  EXPERTS

The services of the following geologic experts in Russia have been enlisted by the Company to review the preexisting geologic data provided to the Company by the Russia government:

Andrey  U.  Belonosov

     Andrey U. Belonsov is an independent scientific consultant specializing in distance methods. Mr. Belonsov works with the Company to identify and locate information available through Universities and other public sources, in order to find out what studies and reports have previously been prepared on other blocks, and whether the Company should pursue licenses on those blocks. Mr. Belonsov analyzed the Mokrousovsky block, which lead the Company to apply for and be granted a license on that block from the Russian Ministry of Natural Resources.

     Mr. Belonsov graduated from the Novosibirsk Government University in 1981. Since 1988, he has been a participant at 10 international symposia in the USSR, Russia, China, France, participated in over 70 all-union, pan-Russian, regional and territorial conferences and assemblies, and authored over 50 scientific publications. In 1992, he defended a doctoral dissertation on the topic of "Complex gravimagnetic and thermal surveys for exploration and prospecting of oil reserves" at the Institute of Geology and Geochemistry of Petroleum Resources at Ukrainian SSR (L'vov city).

Alexander  V.  Rilkov

     Alexander V. Rilkov is a recognized independent geology expert of Western Siberia and vice director of scientific tasks of the West-Siberian Institute of Geology Problems of Oil and Gas (WesSibIGPOG). He is also the head professor of Geology and Geochemistry of petroleum deposits at the Tyumen Government Oil and Gas University and chief expert on the task group for the evaluation of oil and gas resources in West Siberia. In March 2001, Mr. Rilkov published a major report on the evaluation of hydrocarbon resource prospects specifically for Kurgan Province. His most recent reports were prepared early in 2004 and concentrated specifically on ZNG's four licensed areas, which have been extensively used for the preliminary estimate of the hydrocarbon composition of the Company's blocks and identifying the most prospective sites for conducting exploratory activities, including the already finalized seismic survey on one of the Company's licensed blocks. Theses studies are used by the Ministry to help identify and parcel areas for license issuance.

     Additionally, Mr. Rilkov continues to contribute his independent professional expertise to the Company by recommending the location and methodology of further survey activities.

Dr.  Nikolay  P.  Zapivalov

     Dr. Nikolay P. Zapivalov is a prominent geologist and oil industry worker. Dr. Zapivalov has worked in the oil and gas industry for over 30 years in both Siberia and India. Dr. Zapivalov has been awarded an honorary title of "Deposit Discoverer" (certificate and medal awarded). Dr. Zapivalov also worked successfully in India in the period 1964-68 where he participated in the discovery of the Ankleshvar Deposit and oil and gas deposits located on the Bombay shelf. In 2003, by invitation from India, Dr. Zapivalov took part in the International Conference "Petrotech-2003," as head of the Russian delegation.

     Dr. Zapivalov works with the Company in the selection of reputable subordinate service organizations to perform exploration surveying and interpretation on the Company's licensed blocks, reviewing the preexisting as well as newly-generated data, and planning, executing, and monitoring on-site activities conducted by ZNG.

COMPETITION

     Given the recent boom in the Russian oil industry, there has been an increase in interest and activity in the Western Siberian basin. In September 2003, a competitive bid process for eleven newly-opened exploration blocks was held in the Tyumen region, immediately north of Kurgan. Ten of the blocks were awarded to seven companies. The total value of the purchases was over $2,400,000. The closest of these blocks lies within 60 miles of the licensed areas covered by the Exploration Rights, with the majority of the blocks lying within 120 miles of these areas. While additional blocks have recently sold in areas surrounding ZNG's blocks, this does not imply that ZNG is anymore likely to find hydrocarbon reserves and it has no bearing on the future success of the Company's development or exploration efforts in Kurgan.

     Competition among Russian producers occurs in two distinct tiers. The first tier includes large corporations such as Surgutneftegaz, LUKoil, Sibneft, Tatneft, Slaveft, YUKOS, TNK, Bashneft, Rosneft and Sidanco which together control more than 90% of the Russian oil and gas market. These companies operate large-scale fields and are primarily oriented towards exportation. The second tier, so called junior players, includes a large number of smaller companies that operate small and medium sized oil and gas fields. These companies enjoy a limited but stable range of customers within Russia's domestic market, and their customers include the larger companies which purchase this product for export. Like other junior players, the Company believes it has potential to succeed given that demand for oil continues to exceed supply both domestically and internationally.

     A healthy level of competition currently exists among local oil service companies and recent reductions in demand for their services are leading to a surplus of supply. The Company believes that having the wide range of service companies within such close proximity creates an opportunity for ZNG to choose the best combination of price and quality while signing the service contract, due to the fact that service companies may compete with each other for providing exploration works, drilling and other services to ZNG.

     Additionally, the Company believes ZNG's geographic location presents a significant competitive advantage that should provide for cost reductions in the development of its fields and the necessary support infrastructure. The specific factors contributing to this competitive advantage include:

     -    The  relatively  flat  topography  which  is  dry  and  bog  free;
     -    Non  permafrost  lands  which  reduce  drilling  costs;
     - Significantly short distances to major pipelines which reduce the time and cost of installing the collector infrastructure from the wells to the main pipelines; and
     - Proximity to main railroads and highways which allows for greater and easier access to the producing site as well as for initial delivery of product.

     Another type of competition, which ZNG expects to face is competition in the process of acquisition of new licenses. The Company expects that competitive pressures will further increase if hydrocarbon reservoirs are found in the Kurgan province of Russia. However, the Company believes that by the time new parcels become available for distribution in this region, ZNG will have an advantage over companies with less experience in the region. The Company believes this will be due to ZNG's then acquired experience and through the expertise of its employees, of which there can be no assurance. Although ZNG was formed in 2002, many of its directors and officers already have many years of experience in the oil and gas industry, specifically in the West-Siberian Basin. Additionally, the Company feels that ZNG will have a competitive advantage because many of its executives reside in the West-Siberian Basin and are dedicated to developing the local infrastructure.

DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS

     The nature of the oil industry is not based on individual customers. Crude and refined products are sold to local and international brokers as well as to refineries.

PATENTS,  TRADEMARKS  AND  LICENSES

     The Company holds four licenses to explore four individual properties in the Kurgan province of Russia. These licenses require the Company to conduct seismic surveys on the properties and to report any discoveries to the regional government. The licenses are currently classified as 5-year exploration licenses and are convertible to 25-year production licenses upon discovery of hydrocarbon reserves.

NEED  FOR  GOVERNMENT  APPROVAL

     Federal and local government approval will not be required for conversion of exploration licenses to production licenses and for extension of licenses beyond their initial term. The Company has already received approval for its exploration licenses, however, additional approval is required if the Company is to deliver its crude or refined products on the national pipeline system. These approvals can only be guaranteed once the Company has proved reserves. Alternatively, the Company has also developed plans to deliver crude and product by truck and via rail transport for the early years if there are any delays in gaining pipeline approval, and the Company find hydrocarbon reserves, which there can be no assurance.

     Additionally, under new federal laws the Company does not require the approval of state and/or federal agencies for conversion of the Company's exploration licenses to production licenses and extension of production licenses beyond their initial term as they automatically convert to 25 year production licenses upon the discovery of oil and gas, of which the Company can provide no assurance.

COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS

     According to the laws and regulations of the Russian Federation, organizations are permitted to carry out seismic and other development activities on licensed fields, provided the companies conform to ecological standards. Accordingly, ZNG has encountered two costs associated with environmental law compliance: costs associated with obtaining licenses and costs associated with obtaining permission from the Russian Ministry of Natural Resources (the "Ministry"). These costs have totaled approximately $183,000, which includes $2,000 relating to the ecological review by the Ministry and $181,000 in legal costs and fees to obtain the Company's licenses. The Company had no costs associated with compliance with environmental laws in the fourth quarter of 2004. ZNG has successfully passed a review by the Ministry. The Company will face additional costs to comply with environmental laws, which may be significant. In addition, the Ministry imposes certain environmental obligations on the Company, such as clean-up procedures.

ITEM 2. PROPERTY

     The Company's United States office is located at 275 Madison Avenue, 6th Floor, New York, NY 10016, USA. The Lease is at a monthly rate of $250 and is on a year to year basis and is renewable on March 30, 2005. This space is leased from Office Escape, an operator of business centers in New York and other US cities. The Company is not the sole occupant of the space and consequently the cost of the rental is shared with other occupants. The Company does not use the office for any purposes falling outside of its business needs.

     The Principal Executive Office of the Company's subsidiary Zaural Neftegaz is 1500 square feet and is rented at a monthly rate of 140,000 rubles (U.S. $4,800) at 27/X Lenina St., Kurgan City, 640000 Russia. In January 2005, the Company entered into a one year lease on this office space. ZNG leases its office space from a private individual not associated with the Company. ZNG is the sole occupant of the leased space, which serves exclusively the purposes of SEG and ZNG.

     The Company's total rent expense for the year ended December 31, 2004 was $53,526.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company had no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     For the fiscal quarter ended December 31, 2004, no established public trading market existed for the Company's Common Stock. On March 22, 2005, the
Compans Common Stock began trading on the OTC Bulletin Board under the symbol "SIBE." We have 1,939,000 shares of Common Stock subject to outstanding options or warrants to purchase, or securities convertible into, the Company's Common Stock. We have no outstanding shares of preferred stock. As of March 23, 2005 there were 18,805,771 shares of Common Stock outstanding, held by 84 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

     On October 24, 2001, 150,000 shares of Common Stock at $.15 per share were issued to an individual for a total of $22,500 as part of a payment of accounting fees.

     On October 17, 2003, 2,000,000 shares of Common Stock at $.008 per share were issued to an individual for a total of $1,600 as payment for a 51% interest in Zaural Neftegaz, a Russian Oil Company.

     In June 2004, 6,900,000 shares of Common Stock were issued to eleven (11) individuals in consideration for the purchase of the remaining 49% of Zaural Neftegaz.

     In September 2004, 100,000 shares of Common Stock were issued to an individual in consideration for legal services rendered.

     For all of the above sales of unregistered securities the Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This  report  contains  forward  looking  statements  within the meaning of
Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial
Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected
Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     ZNG aims to develop an oil and gas industry in the Kurgan region of South-West Siberia, Russia by discovering new hydrocarbon fields. ZNG has compiled data in the Eastern part of the Kurgan region by analyzing prior geological, geophysical and lithographic exploration works in the region, data, maps, and reports from 12 test wells drilled between 1979-1986, profile sections, correlation schemes, and geographic maps of the region.

     After analyzing the eight available blocks suggested by the Ministry of Natural Resources, ZNG chose to concentrate its activities on four areas located in the Eastern part of the Kurgan region and applied for licenses covering these areas. Currently ZNG holds four, 5-year exploration licenses expiring in March 2008, for concessions covering a total territory of 643,000 acres. Mokrousovsky is the largest, encompassing a total of 240,000 acres, followed by West Suersky, which covers 230,000 acres, Privolny, which covers 123,000 acres, and Orlovo-Pashkovsky, which covers 50,000 acres.

     Following detailed data collection, survey and seismic testing ZNG will proceed with development of one block at a time. The Company feels that this strategy has numerous benefits including: 1) increasing the speed of development by concentrating ZNG's efforts and resources; 2) potentially reducing the need for additional capital if early blocks generate revenue for the Company; and 3) generating revenues which may pay for future development costs and provide cash that will help to finance the development of subsequent blocks.

     The West-Suersky block was chosen by the Company as the most promising block, and the Company has already started studies on this area. The Company has performed gravimetric surveys and the field part of 2-dimensional seismic studies through experienced and reputable oil and gas service organizations in Russia, "Bazhenov Geophysical Expedition" and JSC "Bashneftegeofizika." ZNG has not begun exploratory drilling yet, as it is awaiting the two-dimensional seismic study results. Currently "Bashneftegeofizika" is processing data they collected during the summer of 2004 and preparing it for interpretation in order to identify the most prospective sites for drilling. The Company anticipates the results of this processing to be competed in the second quarter of 2005.

     ZNG has also hired GeoData Consulting, an international geosciences service company, which provides daily independent supervisions of the exploration works, helping to add assurance to the accuracy of the forthcoming results.

     The Company has not started production and is not currently generating any cash, which makes it difficult for it to pay its maturing obligations, as the Company's assets are illiquid. However, the Company believes that in the long run a number of trends will favorably affect its liquidity. These trends include the steady trend of economic growth in Russia in the recent years which is improving the liquidity of our potential customers, and may favorably impact the Company's debt management and the increasing overall credit rating in Russia, which the Company hopes will lead to increased foreign investment in Russian companies, like ZNG.

PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS

     The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders, without committing to the scheduled program of oil fields development in Russia.
However, additional external funding is required in order to align with the Company's exploration and development program. It is anticipated that private equity from the current investor group will finance initial surveys up to $1 million. The Company expects to finance a secondary survey and initial exploration to the point of establishing proven reserves, if commercial amounts of hydrocarbon are discovered, through equity financing, conducted through institutional partners, and/or debt. This cost is estimated at approximately $5 million and includes drilling of an exploratory and a prospecting well, followed if necessary by additional geological research to quantify the deposits. Future exploration and development is expected to be financed through debt which SEG believes will be forthcoming if reserves are proven. However, the Company can give no assurances that it will be successful in finding hydrocarbon reserves.

     The following actions are planned for the next twelve months: Office analysis of field materials projected onto gravimetric diagrams (1:50,000 scale) and seismic works; their complex interpretation with the subsequent recommendation for placing exploratory wells. Drilling is projected to begin the third quarter of 2005 and results on the initial wells are expected as early as the fourth quarter of 2005.

     The Company currently has no plans to purchase any plant facilities or significant equipment within the next 12 months.

     In the past, the Company has obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $517,191 and $278,840 were payable to the stockholders as of December 31, 2003 and 2004 respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES

     A  business  plan  was  developed  over the course of three months in 2003.
During that time period, market research was conducted. These costs were directly borne by the Company and are not being transferred to customers.
Research and development activities in the oil and gas field are the primary activities of the Company at the current time. The Company is conducting the gravimetric and seismic works on the licensed areas. Costs incurred as of December 31, 2004 were $690,000.

     The Company translates the assets and liabilities of ZNG and certain limited Canadian operations at the year end exchange rate; income statement amounts are converted at the average rate of exchange for the year. Translation gains and losses have not been significant to date.

COMPARISON OF OPERATING RESULTS

Results of Operations for the fiscal year ended December 31, 2004

     The Company had no revenues for either the fiscal year ended December 31, 2003, or the fiscal year ended December 31, 2004.

     The Company's expenses increased $411,051 (or 97.3%) from $422,516 for the fiscal year ended December 31, 2003 to $833,567 for the fiscal year ended December 31, 2004. This increase consisted of increases in salaries of $196,160 (or 68.6%) from $286,004 for the fiscal year ended December 31, 2003 to $482,164 for the fiscal year ended December 31, 2004, an increase in professional and consulting fees of $89,982 (or 139.8%) from $64,363 for the fiscal year ended December 31, 2003 to $154,345 for the fiscal year ended December 31, 2004, an increase in rent and occupancy of $51,038 (or 2,051%) from $2,488 for the fiscal year ended December 31, 2003 to $53,526 for the fiscal year ended December 31, 2004, an increase in depreciation and amortization of $566 (or 1.5%) from $36,740 for the fiscal year ended December 31, 2003 to $37,306 for the fiscal year ended December 31, 2004 and an increase in other expenses of $73,305 (or 223%) from $32,921 for the fiscal year ended December 31, 2003 to $106,226 for the fiscal year ended December 31, 2004.

     Net loss for the three months ended December 31, 2004 increased by $411,051 (or 97.3%) from $422,516 for the fiscal year ended December 31, 2003 to 833,567 for the fiscal year ended December 31, 2004.

Liquidity and Capital Resources

     As of December 31, 2004, the Company's cash totaled $-0-, and current assets were $135,052, which consisted of prepaid expenses and other. Total assets for the Company as of December 31, 2004 were $1,729,589. The total assets consisted of $750,000 of net geological data, $734,218 of unproved oil and gas properties, $1,820 of property and equipment and net licenses of $108,499. The $750,000 of geological data includes, data, maps and reports from the 12 test wells drilled between 1979-1986, including a lithologic description of rock, summaries of geophysical research of well shafts and a laboratory analysis of rock age; profile sections; correlation schemes; geological and set maps; and an independent geological evaluation of oil reserves on the licensed areas performed in 2004.

     As of December 31, 2004, the Company had current liabilities of $2,259,053. This was due to $517,191 of accounts payable to related parties, due to expenses paid on the Company's behalf by organizing shareholders, which includes $119,583 payable to the Company's Chief Executive Officer, and $142,660 payable to a Director of the Company $968,338 of accounts payable to other parties, which includes approximately $770,129 which is owed to consulting and exploration companies, and $773,524 in accrued and unpaid salaries for all employees, which includes $408,482 which is owed to the Company's current officers and directors.

     As of December 31, 2004, the Company had negative working capital of $2,124,001.

     For the year ended December 31, 2004, the Company had $754,032 in net cash flows from operating activities. This was composed of $1,652,065 of accounts payable and accrued expenses, $37,306 of depreciation and amortization, $10,000 in Common Stock issued for professional services, offset by $111,772 of prepaid expenses and other and a net loss of $833,567.

     The Company spent $735,376 in net cash flows for investing activities for the year ended December 31, 2004, which consisted of $734,218 spent on oil and gas properties and $1,158 spent for property and equipment. During this period, the Company received $34,426 in additional paid-in capital which was the result of a non-refundable deposit from a potential farm-in partner in exchange for an exclusive option to conduct due diligence on the business and prospects of the Company. The Company's effect of exchange rate on cash was ($53,120) for the year ended December 31, 2004.

     As of December 31, 2004, the Company effectively had U.S. and Russian tax net operating loss carry-forwards totaling approximately $1,116,000 and $600,000 respectively. These carry-forwards may be used to offset future taxable income, and generally expire in varying amounts through 2024. Such carry forwards allow companies to account for losses against taxable income for a specified period. No tax benefit has been reported in the financial statements, however, because the Company has taken a conservative approach in estimating the success of the project and has assigned a minimum of 50% chance that it will not generate enough taxable income to utilize the accumulated losses by the time they expire in accordance with the applicable tax regulations.

     The Company is taking steps in an attempt to raise equity capital and/or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

RISK FACTORS

     Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

     The Company's business is subject to many risk factors, including the following (references to "our," "we," "SEG" and words of similar meaning in these Risk Factors refer to the Company and ZNG):

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING

     We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders, without committing to the scheduled program of oil fields development in Russia. However, additional external funding is required in order to align with the Company's exploration and development program. It is anticipated that private equity from the current investor group will finance initial surveys up to $1 million. An issue of shares is expected to finance a secondary survey and initial exploration to the point of establishing proven reserves, if commercial amounts of hydrocarbon are discovered. This cost is estimated at approximately $5 million and includes drilling of an exploratory and a prospecting well, followed if necessary by additional geological research to quantify the deposits. Future exploration and development is expected to be financed through debt which SEG believes will be forthcoming if reserves are proven. However, the Company can give no assurances that it will be successful in finding hydrocarbon reserves. If we are unable to raise the additional funds required for planned exploration and extraction activities, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

ADDITIONAL FINANCING REQUIRED AND TIME BEFORE THE COMPANY IS EXPECTED TO GENERATE REVENUES

     The Company anticipates the need for approximately $15,000,000 prior to the Company's expected generation of any revenues. Currently the Company has not raised any of this financing and the Company can make no assurances that this financing will ever be raised. The Company also does not expect to generate any revenues until 2006, assuming the $15,000,000 can be raised, of which there can be no assurance. Therefore, investors should keep in mind that even if the Company is able to raise the substantial amounts of additional financing it requires, it could still be years before the Company generates any revenue, if ever. If the Company does not raise the $15,000,000 which it anticipates needing to generate revenues, which if generated, will likely not be great enough to solely sustain the Company, the Company may be forced to abandon or curtail its current business plan.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN

     Our Company is in its early development stage, as planned principal activities have not begun. We have not generated any revenues since inception and have incurred substantial losses. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

WE LACK AN OPERATING HISTORY WHICH YOU CAN USE TO EVALUATE US, MAKING ANY INVESTMENT IN OUR COMPANY RISKY

     Our Company lacks a long standing operating history which investors can use to evaluate our Company's previous earnings. Therefore, an investment in our Company is risky because we have no business history and it is hard to predict what the outcome of our business operations will be in the future.

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN

     As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of December 31, 2004, was $1,256,083, and the total cumulative deficit was $1,705,868, which included $449,785 of pre-development stage deficit. We have $773,524 in accrued and unpaid salaries. The Company is currently being funded by existing shareholders but it will need an additional $1,000,000 to complete geological works which are underway. There is a risk that we will never begin production and our Company will never generate any revenues. If throughout our oil exploration we find no viable wells, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN

     Our Company currently has a poor financial position. We have not generated any revenues or begun production on any wells. There is a risk that we will not find enough, or even any, viable wells needed to generate enough profits for your investment in our Company to appreciate. If we never generate any revenues, our Company may be forced to abandon its business plan and your shares may become worthless.

OUR  BUSINESS  IS  SPECULATIVE  AND  RISKY  AND  IF  THE  COMPANY  DOES NOT FIND
HYDROCARBON  RESERVES,  WE  MAY  BE  FORCED  TO  CURTAIL  OUR  BUSINESS  PLAN

     There is a risk that we will not find any hydrocarbon reserves and the cost of exploration will become too high for us to continue as a corporation. If this happens, your investment in our Company could become devalued.

OUR DRILLING LICENSES MAY NOT BE EXTENDED OR WE MAY NOT GAIN THE APPROVAL OF FEDERAL AND STATE GOVERNMENT AGENCIES TO CONVERT OUR EXPLORATION LICENSES INTO PRODUCTION LICENSES

     The Company holds four (4) exploration licenses acquired on March 7, 2003, to explore four individual properties in the Kurgan province of Russia. These licenses require the Company to conduct seismic surveys on the properties and to report any discoveries to the regional government. The licenses are currently classified as 5-year exploration licenses and are convertible into 25-year production licenses upon discovery of hydrocarbon reserves. Additionally, the Company can request and may be granted an extension if the Company can show initiative to continue and finalize all exploratory activities on the licensed areas. Therefore, under the Russian Ministry of Natural Resources ("Ministry") current policies, the Company's exploration licenses may be extended indefinitely as long as all of the terms and conditions of the licenses are met. The Ministry may not withdraw the licenses at the end of the initial five-year period, or thereafter, if the exploration activities are ongoing and privately funded. However, there is a risk that the Company will not have the financial resources on March 7, 2008, at the end of the five-year license term, to conduct exploration activities which will satisfy the license agreement and allow the Company to extend the term of the license until viable resources are discovered and the license can be converted into a production licenses, of which there can be no assurances. Additionally, the Company may require the approval of federal and state government agencies for conversion of its exploration licenses to production licenses, which may not be granted. If the Company's exploration licenses expire because the Company cannot show the initiative to continue and finalize exploration activities at the end of the initial five-year term of the licenses, or the government does not allow the Company's exploration licenses to be converted into production licenses, it would cause the Company's revenues to decrease, which in turn would lead to a decrease in the value of any securities held by investors in the Company.

IF  WE  DO  PRODUCE  OIL,  WE  WILL  BE  REQUIRED  TO  SELL 70% OF OUR CRUDE OIL
PRODUCTION  IN  THE  DOMESTIC  RUSSIAN MARKET, LEAVING ONLY 30% OF OUR CRUDE OIL
PRODUCTION  TO  BE  SOLD  IN  THE  MORE  LUCRATIVE  FOREIGN  MARKETS

     There is a risk that if commercial hydrocarbon reserves are discovered, of which there is no assurance, that the Company will be constrained as to the amounts it can export to foreign markets. Currently it is more advantageous to export crude oil, because domestic Russian prices of Urals blend oil are lower than foreign market prices. However, Russia has export quota restrictions on the amount of oil which any company can export to foreign markets. The current percentage of crude oil allowed to be exported to foreign markets is 30%. The remaining 70% cannot be exported as crude oil, but only as a refined product such as gasoline or kerosene. If the Company fails to refine its products, if any, it will be required to sell 70% of its crude oil in the domestic market. If the Company decides to refine the oil it finds, if any, it will entail substantial expenditures. Even if we are able to produce oil, we may still not be able to generate enough revenues to recoup the costs of exploration and production, because we will only be able to sell 30% of our crude oil production to the larger more lucrative foreign markets. If we are unable to generate sufficient revenues, we may be forced to abandon our business plan or curtail future exploration activities.

OUR INDUSTRY IS COMPETITIVE AND AS SUCH COMPETITIVE PRESSURES COULD PREVENT US FROM OBTAINING PROFITS

     The main factor determining success in the oil exploration and extraction industry is finding viable wells. If our Company is unable to find producing wells and our competition is, it is likely that our Company will be driven out of business. Additionally, our industry is subject to significant capital requirements and as such, larger companies such as LUKoil, BP-TNK, Surgutneftegaz and Sibneft may have an advantage should they compete with us for exploration licenses, because they may have resources substantially greater than ours. Investors should take into account the above factors and understand that if we are unable to raise additional capital or generate the profits we require for greater exploration, the Company may be forced to liquidate its assets and an investment in our Company could become worthless.

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY EFFECTED

     We rely on ZNG's Chief Executive Officer and Technical Director, Oleg V. Zhuravlev and Vladimir V. Eret respectively, for the success of our Company, both of whom are employed under contracts. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on either of these individuals. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace them with other suitably trained geologists and geophysicists from within Russia or other oil bearing nations such as USA, Canada, Norway, UK, and Kazakhstan, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued.

OUR  PROJECTIONS,  ESTIMATES  AND  STATISTICAL  ANALYSIS  MAY  BE  INACCURATE OR
SUBSTANTIALLY  WRONG,  WHICH  MAY  PREVENT  US  FROM EXECUTING OUR BUSINESS PLAN

     Risks from these factors are intertwined with the risky nature inherent in the oil and gas industry. Projections on future revenues as well as costs and required capital expenditures are based on estimates. Business statistical analysis is used in projection of drilling success ratios, average production costs, world oil price fluctuations and their correspondence to Russian domestic market, etc. If our projections or estimates are wrong or our statistical analysis faulty, our revenues may be adversely affected which could keep us from executing our business strategy. As an investor, if this happens your securities in our Company could be adversely affected and you could lose your investment in our Company.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS

     Since our Common Stock is listed on the OTC Bulletin Board under the trading symbol "SIBE,", it is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act, and will be as long as the price of our Common Stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of Operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 7.  FINANCIAL STATEMENTS

     The Financial Statements presented herein are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

                           SIBERIAN ENERGY GROUP INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

The  Board  of  Directors  and  Stockholders
Siberian  Energy  Group  Inc.

We have audited the accompanying consolidated balance sheets of Siberian Energy Group Inc. (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siberian Energy Group Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Siberian Energy Group Inc. will continue as a going concern. As discussed in Note 10 to the financial statements, Siberian Energy Group Inc. has not earned revenue since inception of its current endeavor, and is considered to be in the development stage which raises substantial doubt about its ability to continue as a going concern. Management's plans relative to these matters are also described in Note 11 and throughout the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lumsden  &  McCormick,  LLP
Buffalo,  New  York
February  25,  2005


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

December 31,                                                           2004          2003
-------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash                                                             $         -   $      38
  Prepaid expenses and other                                           135,052      23,280
                                                                   ------------------------
                                                                       135,052      23,318
                                                                   ------------------------
Geological data, net                                                   750,000           -

Oil and gas properties, unproved                                       734,218           -

Licenses, net                                                          108,499     144,659

Property and equipment, net                                              1,820       1,808
                                                                   ------------------------
                                                                   $ 1,729,589   $ 169,785
                                                                   ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
    Related party - stockholders                                   $   517,191   $ 278,840
    Others                                                             968,338      43,068
  Accrued payroll                                                      773,524     285,080
                                                                   ------------------------
                                                                     2,259,053     606,988
                                                                   ------------------------

STOCKHOLDERS' EQUITY:
  Common stock - authorized 100,000,000 shares, $.001 par value,
    18,805,771 and 11,805,771 issued and outstanding                    18,806      11,806
  Additional paid-in capital                                         1,210,718     423,292
  Accumulated deficit
    Pre-development stage                                             (449,785)   (449,785)
    Development stage                                               (1,256,083)   (422,516)
  Accumulated other comprehensive income (loss)                        (53,120)          -
                                                                   ------------------------
                                                                      (529,464)   (437,203)
                                                                   ------------------------
                                                                   $ 1,729,589   $ 169,785
-------------------------------------------------------------------------------------------

See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
---------------------------------------------------------------------------------------
                                                                            For the
        CONSOLIDATED STATEMENTS OF OPERATIONS                              cumulative
                                                                           period of
                                                                          Development
                                                                        Stage Activity-
                                                                        January 1, 2003
                                                                             through
                                                                           December 31,
         For the years ended December 31,           2004          2003        2004
---------------------------------------------------------------------------------------
Revenues                                       $         -   $         -   $         -

Expenses:
  Salaries                                         482,164       286,004       768,168
  Professional and consulting fees                 154,345        64,363       218,708
  Rent and occupancy                                53,526         2,488        56,014
  Depreciation and amortization                     37,306        36,740        74,046
  Other                                            106,226        32,921       139,147
                                               ----------------------------------------
    Total expenses                                 833,567       422,516     1,256,083
                                               ----------------------------------------

    Loss before income taxes                       833,567       422,516     1,256,083

Provision for income taxes (benefit)                     -             -             -
                                               ----------------------------------------
    Net loss (development stage)               $   833,567   $   422,516   $ 1,256,083
---------------------------------------------------------------------------------------

Basic and diluted loss per common share        $     (0.05)  $     (0.04)  $     (0.10)
                                               ----------------------------------------

Weighted average number of basic and diluted
  common shares outstanding                     15,336,456    11,098,922    13,215,757
                                               ----------------------------------------

See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
---------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the cumulative period of Development Stage Activity - January 1, 2003 through
---------------------------------------------------------------------------------------
December 31, 2004
-----------------

                                                           Common Stock
                                                ----------------------------------
                                                                        Additional
                                                 Number of               Paid-In
                                                  Shares    Par Value    Capital
                                                ----------------------------------
Balance, January 1, 2003 (pre-development stage)  9,805,771  $ 9,806  $  425,292

Loss for the year - 2003                                  -        -           -

Shares issued in acquisition                      2,000,000    2,000      (2,000)
                                                ---------------------------------

  Balance, December 31, 2003                     11,805,771  $11,806  $  423,292
                                                ---------------------------------
Loss for the year - 2004                                  -        -           -

Foreign currency translation adjustment                   -        -           -

Shares issued in acquisition                      6,900,000    6,900     743,100

Shares issued for professional services             100,000      100       9,900

Other                                                     -        -      34,426
                                                ---------------------------------

  Balance, December 31, 2004                     18,805,771  $18,806  $1,210,718
---------------------------------------------------------------------------------

See accompanying notes.


                                           Accumulated
                                             Other
Accumulated     Comprehensive            Comprehensive
   Deficit      Income (Loss)     Total      Loss
------------------------------------------------------
$(449,785)       $          -    $ (14,687)

 (422,516)                  -     (422,516)  $(422,516)
------------------------------------------------------
       -                   -            -
------------------------------------------
$(872,301)       $          -    $(437,203)
------------------------------------------
(833,567)                  -      (833,567)

       -             (53,120)      (53,120)  $(886,687)

       -                   -       750,000

       -                   -        10,000

       -                   -        34,426
------------------------------------------

$(1,705,868)     $   (53,120)    $(529,464)

See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
                                                                              For the
     CONSOLIDATED STATEMENTS OF CASH FLOWS                                  cumulative
                                                                             period of
                                                                            Development
                                                                          Stage Activity-
                                                                          January 1, 2003
                                                                             through
                                                                            December 31,
     For the years ended December 31,                  2004         2003        2004
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss (development stage)                     $ (833,567)  $(422,516)  $(1,256,083)
  Depreciation and amortization                        37,306      36,740        74,046
  Common stock issued for professional services        10,000           -        10,000
  Changes in other current assets and
    current liabilities:
      Prepaid expenses and other                     (111,772)    (17,976)     (129,748)
      Accounts payable and accrued expenses         1,652,065     584,608     2,236,673
                                                   -------------------------------------
        NET CASH FLOWS FROM OPERATING ACTIVITIES      754,032     180,856       934,888
                                                   -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for licenses                                 -    (180,824)     (180,824)
  Expenditures for oil and gas properties            (734,218)          -      (734,218)
  Expenditures for property and equipment              (1,158)          -        (1,158)
  Cash received in acquisition                              -           6             6
                                                   -------------------------------------
        NET CASH FLOWS FOR INVESTING ACTIVITIES      (735,376)   (180,818)     (916,194)
                                                   -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional paid-in capital                           34,426           -        34,426
                                                   -------------------------------------
Effect of exchange rates on cash                      (53,120)          -       (53,120)
                                                   -------------------------------------
    Net increase (decrease) in cash                       (38)         38             -

Cash - beginning                                           38           -             -
                                                   -------------------------------------
    Cash - ending                                  $        -   $      38   $         -
----------------------------------------------------------------------------------------

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

THE  COMPANY  AND  DESCRIPTION  OF  BUSINESS:

The Company exists primarily to exploit and develop certain oil and gas and other petroleum products licenses issued by Russia's Kurgan Provincial Government for the Eastern part of Kurgan Province.

The Company operates through its wholly owned subsidiary Zaural Neftegaz (ZNG). ZNG has its principle place of business in Kurgan City, Kurgan province, Russia, and it is the sole and exclusive owner of the exploration licenses. In spring 2004, ZNG has begun geological and geophysical exploration works on the licensed areas.

The Company was incorporated in the State of Nevada on August 13, 1997, and previously provided comprehensive outpatient rehabilitation services to patients suffering from work, sports and accident related injuries. All activities related to the Company's previous business ventures were essentially discontinued prior to January 1, 2000. Predecessor names of the Company since its inception include Trans Energy Group Inc., 17388 Corporation Inc., Talking Cards Inc., Oyster King Incorporated and Advanced Rehab Technology Corporation.

USE  OF  ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES  OF  CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ZNG and Siberian Energy Group (Canada). All intercompany transactions and balances have been eliminated.

FOREIGN  CURRENCY  TRANSLATION:

The Company translates the assets and liabilities of ZNG and Siberian Energy Group (Canada) at the year end exchange rates; income statement amounts are converted at the average rates of exchange for the year. Translation gains and losses are included within other comprehensive income (loss).

CASH:

Cash in financial institutions may exceed insured limits at various times throughout the year, and subject the Company to concentrations of credit risk.

OIL  AND  GAS  PROPERTIES:

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, is capitalized. The Company expects to incur costs of over $15,000,000 prior to its expected generation of revenue in the first half of 2006.
Commercial  production  is  expected  to  begin  in  the  early  part  of  2007.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects will not be amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties will be accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties will be accounted for as adjustments of capitalized costs with no loss recognized.

LICENSES:

Costs incurred during 2003 to register and formalize exploration licenses with the Russian Ministry of Natural Resources are amortized over the five year terms of the licenses. Amortization expense for 2004 and 2003 was $36,160 and $36,164; amortization expense for each of the next three years will approximate the same amounts.

PROPERTY  AND  EQUIPMENT:

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method.

LONG-LIVED  ASSETS:

Long lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of its carrying amount or fair value less cost to sell.

INCOME  TAXES:

The provision for income taxes is based on pretax financial accounting income. There are no significant differences between financial and tax accounting that would otherwise give rise to deferred income taxes on the accompanying financial statements. The Company, however, recognizes future tax benefits of net operating loss carryforwards to the extent that realization of such benefits is more likely than not.

2.  ACQUISITIONS:

Acquisition of ZNG took part in two steps. In May 2003, the Company issued 2,000,000 shares of its common stock for a 51% interest in ZNG. In June 2004, the Company purchased the remaining 49% of ZNG in exchange for 6,900,000 shares. The activities of ZNG have been included in the financial statements since the date of initial acquisition, and will be the foundation from which the Company intends to develop its business.

No accounting value was assigned to the net assets acquired and liabilities assumed as of the date of the initial purchase of 51% of ZNG:

Cash and other current assets          $   5,310
Property and equipment                     2,383
                                       ---------
                                           7,693
Current liabilities                       (7,693)
  Net assets acquired                  $       -
                                       ---------

The second step of acquisition happened a year later (June 30, 2004) and reflected the increased value of ZNG. The following table summarizes the estimated fair values of the total assets acquired and liabilities assumed at the date of the second step of acquisition. The Company is in process of obtaining third-party valuations of certain intangible assets; thus the allocation of the purchase price is subject to refinement.

Cash and other current assets             $    5,577
Intangible assets (geological data)          750,000
Oil and gas properties                       433,444
Exploration licenses                         126,582
Property and equipment                         1,150
                                           ---------
                                           1,316,753
Current liabilities                         (972,632)
                                           ---------
Net assets of subsidiary                  $  344,121
                                           ---------

Acquired intangible assets of $750,000 were assigned to a vast collection of valuable Geological Data that has led to, and thus supports the conclusion that hydrocarbon deposits exist in the Eastern part of the Kurgan region. This data has been compiled by analyzing and interpreting prior geological and lithographic exploration works in the region and is represented by:

- Data, maps and reports from the 12 test wells drilled between 1979-1986, including a lithologic description of rock, summaries of geophysical research of well shafts and a laboratory analysis of rock age
-    Profile  sections
-    Correlation  schemes
- Geological maps of South-West ZNGralye (region east of Urals) and West Siberia, pre-Jurassic period
- Set of maps based on distance methods of research and interpretations of cosmic and aerial photograph
- Independent geological evaluation of oil reserves on the licensed areas performed in 2004.

All Geological data is transformed into digital format, which enhances its market potential. Estimated useful life of the Geological Data covers the period of anticipated oil producing activities on the licensed area of approximately 25 years starting 2006. Therefore it will be amortized over 25 years starting January 2006. Geological data will be tested for impairment based on the results of seismic and other exploration works, which are currently under way.

On June 28, 2004, the Company also opened a Canadian subsidiary through acquisition of 100% of the outstanding common shares of the newly incorporated Siberian Energy Group (Canada). Purchase price equaled $7, which also represents the book value of the subsidiary. Siberian Energy Group (Canada) was purchased for the purpose of opening an office in Toronto, Ontario.

3.  INCOME  TAXES:

At December 31, 2004, the Company effectively has U.S. and Russian tax net operating loss carryforwards totaling approximately $1,116,000 and $600,000, respectively. These carryforwards may be used to offset future taxable income, and generally expire in varying amounts through 2024. No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, the $350,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  LEASES:

Office rent expense for the years ended December 31, 2004 and 2003 was $53,526 and $2,488. There currently are no long-term lease arrangements that the Company is committed to, however, it may negotiate with selected landlord prospects for space commitments.

5.  RELATED  PARTY  TRANSACTIONS:

During 2004 and 2003, a variety of expenses were paid for by organizing stockholders. As a result, amounts totaling $517,191 and $278,840 are payable to stockholders from the Company as of December 31, 2004 and 2003.

6.  EMPLOYMENT  CONTRACTS:

The Company has entered into employment contracts with certain senior management employees through 2008 that provide for minimum annual salary, adjusted for capital levels raised by the Company. If terminated without cause, an employee is paid, as severance, the greater of twelve months salary or one-half the remaining amount owed under the contract. At December 31, 2004, the minimum total future additional commitment due is approximately $500,000.

At December 31, 2004, accrued and unpaid salaries for all employees totaled $773,524. These amounts will be paid when appropriate financing is received by the Company.

7.  STOCK  OPTION  PLAN:

In 2003, the Company adopted a stock option plan for the benefit of certain key employees. Pursuant to plan terms and related employment agreements, shares of common stock have been reserved for grant as follows:

                        Shares Reserved
                        ---------------
Grant         December 31,      December 31,        Exercise
Year              2003            2004               Price
------------------------------------------------------------------
2003             600,000          400,000            $0.07
2004           1,200,000          936,000            $0.10
2004                   -          150,000            $0.16
2005           1,200,000          936,000            $0.30
2006           1,200,000          936,000            $0.30
2007           1,200,000          936,000     110% of the average
                                              Closing stock price
                                              for the three months
                                              prior to grant date

The options generally expire four years from the date of grant; no options were exercised in 2004 and 2003.

The  following  summarizes  stock  option  activity:

                                   Number     Exercise
                                   Of Shares   Price
                                   ------------------
Outstanding and exercisable at
January 1, 2003                           -   $    -

Grant - 2003                        600,000     0.07

Outstanding and exercisable at
  December 31, 2003                 600,000

Granted - 2004                    1,036,000     0.10
Granted - 2004                      150,000     0.16
Expired - 2004                     (200,000)    0.07
Expired - 2004                     (100,000)    0.10

Outstanding and exercisable at
December 31, 2004                 1,486,000
                                  ---------

The following table summarizes information about stock options outstanding and exercisable:

                 December 31, 2004
                 -----------------
                                Weighted Average
Exercise          Number of     Remaining Years of
Price             Options       Contractual  Life
--------------------------------------------------
$  0.07           $400,000             3
   0.10            936,000             4
   0.16            150,000             4
                 ----------
                $ 1,486,000
                 ----------

                 December 31, 2003
                 -----------------
  Exercise        Number of       Remaining Years of
   Price           Options        Contractual Life
--------------------------------------------------
$     0.07       $  600,000             4
--------------------------------------------------

The Company has elected to recognize compensation based on the fair value method prescribed by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation." No compensation expense has been recognized in 2004 and 2003 because management has determined the fair value of its stock options granted are minimal in light of the startup nature of the organization.

8.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

The carrying values of cash, accounts payable and accrued expenses approximates fair value due to their short-term maturity.

9.  LOSS  PER  COMMON  SHARE:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Shares issuable for common stock options may have had a dilutive effect on earnings per share had the Company generated income during 2004 and 2003.

10.  CASH  FLOWS  INFORMATION:

Noncash financing activities excluded from the 2004 statement of cash flows include the settlement of accounts payable totaling $10,000 in exchange for the issuance of 100,000 shares of the Company's common stock.

11.  GOING  CONCERN:

These financial statements have been prepared assuming the Company will continue as a gong concern, however, since inception of its current endeavor in 2003, it has not earned any revenues and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern.

Management is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue the process of development to achieve commercial production and sales of products.

For the cumulative period ended December 31, 2004, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries. However, there can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ form the going concern basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

     On January 24, 2005, the Company entered into an Option Agreement and Memorandum of Understanding with a third party ("Party"), which was subsequently modified by a Deed of Variation, entered into on March 10, 2005 ("Option"). Under the Option, the Company gave the Party the right to participate with the Company in a joint venture company for inter alia the exploration and Development of the Company's four (4) licenses for exploration in the Kurgan region of Siberia (the "Joint Venture"). If the Party chooses to exercise the Option and participate with the Company in the Joint Venture, the Company will transfer 100% of the Company's ownership interest in ZNG to the Joint Venture, and the Company will transfer 50% of the Joint Venture to the Party for a nominal sum and the agreement by the Party to provide future funding to the Joint Venture as detailed in the Option. Pursuant to the Option, the Party is currently conducting due diligence on the Company's licenses, which is estimated to be completed by April 10, 2005 (the "Due Diligence"). The party has paid the Company $100,000 for the right to exercise the Option.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

     The following table sets forth the name, age and position of each director and executive officer of the Company. There are no other persons who can be classified as a promoter or controlling person of the Company. The officers and directors of the Company are as follows:

     NAME                AGE          POSITION
     ----                ---          --------

     David  Zaikin       37           Chairman  of  the  Board  of  Directors
                                        and  Chief  Executive  Officer
     Elena  Pochapski    39           Chief  Financial  Officer  and  Director
     Oleg V. Zhuravlev   44           Director,  President/CEO  Zaural Neftegaz
                                        ("ZNG")  Subsidiary  of  the  Company
     Sergey  Potapov     41           Director,  Vice  President  ZNG
     Vladimir V. Eret    60           Director and Chief Operating Officer and
                                        Technical  Director  of  ZNG

TERM  OF  OFFICE

     David Zaikin has served as Chairman of the Board of Directors since December 2002 and as Chief Executive Officer of the Company since August 2004. Since September 1998, Mr. Zaikin has worked as Vice President of Harvey Kalles R.E. LTD, a Real Estate Company. In 2003, Mr. Zaikin was recognized by "Who's Who" as one of the three Canadian businessmen for his extraordinary achievements. Mr. Zaikin also has a diverse background that includes experience in sales, marketing, channels, finance and operation. Mr. Zaikin is currently a member of TREB (the Toronto Real Estate Board) and OREA (the Ontario Real Estate Association). He specializes in both Financial Analysis and Market Analysis for Commercial Real Estate. Mr. Zaikin also has a Bachelors Degree from Kharkov Government Pharmaceutical Institute.

     Elena Pochapski has served as Chief Financial Officer and Director of the Company since August 1, 2003. Before her employment at the Company, Mrs. Pochapski served as a Senior Accountant at Silver Gold Glatt & Grosman, LLP., from January 2002 to May 2004. Previous to that, Mrs. Pochapski was employed as an accountant at Cunningham & Associates, LLP., from September 1999 to December 2001. Previous to that, Mrs. Pochapski worked as an accountant at Price Waterhouse Coopers in Moscow Russia from 1997 to April 1999. Mrs. Pochapski has extensive experience in public accounting, audits and corporate finance. She is also familiar with Russian accounting procedures and has experience with translating Russian financial statements into US GAAP and International Accounting Standards (IAS). Ms. Pochapski received a Bachelor of Economics degree from Moscow State University. She is also certified as a Certified General Accountant (CGA) in Canada and as a Certified Public Accountant (CPA) in the State of Maine, U.S. Additionally, Mrs. Pochapski is a member of the Certified General Accountants Association of Ontario.

     Sergey Potapov has served as Director of the Company since January 1, 2003, where he works in management and acquisition of assets in the Russian oil and gas industry. Additionally Mr. Potapov has worked as Vice President of ZNG, a Russian oil and gas exploration company, and subsidiary of the Company since October 2002. From January 2000 through October 2002. Mr. Potapov worked as Vice General Director at Siburalresource Ltd., which provides gas distribution throughout Kurgan Province, Russia. Previous to his employ at Siburalresource, Mr. Potapov worked from May 1996 to January 2000, as the Head of Sales
Department of OAO Ikar. Mr. Potapov has an Engineering Degree from The Engineering Institute of Kurgan.

     Oleg V. Zhuravlev has served as a Director of the Company since January 1, 2003. In addition, since January 1, 2003, Mr. Zhuravlev has served as President and Chief Executive Officer of the Company's Subsidiary ZNG. Since October 15, 2002, Mr. Zhuravlev has worked as a general director of ZNG. Previous to being employed by ZNG, Mr. Zhuravlev was employed as Vice Director General in Finance in Kurganselectro Ltd, from May 31, 2002 to October 14, 2002. Before that, Mr. Zhuravlev was Vice Director General in finance and economics at LLC Kurgan Neftegazodobivaushaya Company, from December 18, 2001 through May 30, 2002. From June 13, 2001 to December 17, 2001, Mr. Zhuravlev was Chairman of the Board of Directors of NCO Gorodskoy Rashetny Centre. From August 1, 1998 to June 8, 2001, Mr. Zhuravlev was Director of the Kurgan branch of Sibcontact Bank Ltd. In August 1997, Mr. Zhuravlev became Chief of the Department of Investments and Securities Market for the Committee on Economic Policy (Khanty-Mansysk Autonomous Area Administration), where he worked until May 1998. From October 10, 1993 to March 11, 1997, Mr. Zhuravlev held various positions at Sibcontact a commercial bank, ultimately achieving the position of Vice Chairman of the Board of Directors. Mr. Zhuravlev was professionally trained as an engineer at the Kurgan Institute of Engineering, Motor Transport Economics and Management Department in Kurgan, Russia.

     Vladimir V. Eret has served as Technical Director and Chief Operating Officer of ZNG since January 1, 2003 and as Director of the Company since July 5, 2004. Before that time Mr. Eret was the Director General of Bentonite Inc. in Kurgan City, Russia, from February 1, 1996 to January 31, 2002. Prior to his employment at Bentonite Inc., Mr. Eret worked as the expert of geology at Regional Investment Corporation, in Kurgan City, Russia, from December 1, 1994 to January 31, 1996. From March 1985 to February 1993, Mr. Eret worked as a director of Souzgiprovodxoz, in connection with their geological expedition of Kurgan. Prior to that time Mr. Eret worked at various jobs as a geologist and from April 1976 to July 1978, as the chief geologist of the People's Democratic Republic of Algeria. Mr. Eret obtained his Bachelors degree from Tomsk Government University in Geology and Engineering in 1968. He obtained a
Doctorate  degree  from  Kurgan  University  in  1990  in  Economics.

     Directors of the Company are elected annually and hold office until the annual meeting of the shareholders of the Company and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. There are no family relationships among the Company's officers and directors. Officers and directors of the Company may receive compensation as determined by the Company from time to time by vote of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors.

EMPLOYMENT  AGREEMENTS

     David Zaikin, the Company's Chief Executive Officer, signed an employment agreement effective as of August 1, 2004. Under the agreement, Mr. Zaikin is obligated to perform at least 40 hours per week of work on behalf of the Company. Unless terminated earlier, Mr. Zaikin's employment agreement shall be effective until December 31, 2008. Mr. Zaikin is to be paid an annual salary of US $75,000, subject to periodic review by the Board. At the Board's discretion, it is possible for Mr. Zaikin to receive a performance based bonus.

     Mr. Zaikin is provided eight (8) weeks of vacation leave per year. Additionally, Mr. Zaikin also has the right under his employment agreement to purchase stock options in the Company. Under the 2003 plan, Mr. Zaikin had the right to purchase 200,000 shares of the authorized and unissued $0.001 par value restricted stock, at an exercise price of $0.07 per share. Under the 2004 plan, Mr. Zaikin had the right to purchase 20,000 shares on January 1, 2004, and 15,000 shares on the first of each month of the year thereafter, for an exercise price of $0.10 per share. Mr. Zaikin's stock option plan continues like this until his employment contract expires, giving him the right to purchase 20,000 shares of Common Stock as of January 1, of each year, and 15,000 shares on the first date of each month thereafter, with the exercise prices as follows: for the year beginning January 1, 2005, $.30 per share, for the year beginning January 1, 2006, $.30 per share, for the year beginning January 1, 2007 and any subsequent year, the exercise price will be 110% of the average closing prices for the three months prior to each grant date. All stock options received by Mr. Zaikin will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted, and Mr. Zaikin can purchase up to 200,000 shares per year. All options received by Mr. Zaikin are non-transferable, except by will or the laws of decent and distribution, and any attempt to do so shall void the option.

     Under Mr. Zaikin's employment agreement, if he is terminated without cause by the Company or if Mr. Zaikin himself terminates his employment for reasonable basis, the Company shall, in exchange for an execution and general release and waiver of claims against the Company by Mr. Zaikin, continue to pay as severance Mr. Zaikin's salary for twelve (12) months or one half (1/2) of the remaining term of the agreement whichever is greater.

     Elena Pochapski is employed as the Company's Chief Financial Officer. She signed an employment contract with the Company on August 1, 2003, which is effective until December 31, 2008. Mrs. Pochapski is to be paid an annual salary of US $75,000 subject to periodic review by the Board. Mrs. Pochapski is entitled to six (6) weeks of vacation time per year.

     Additionally, Mrs. Pochapski has the right under her employment agreement to receive stock options in the Company. Under the 2003 plan, Mrs. Pochapski had the right to purchase 200,000 shares of the authorized and unissued $0.001 par value restricted stock of the Company for an exercise price of $0.07. Additionally, under the 2004 plan Mrs. Pochapski had the right to purchase 20,000 shares on January 1, 2004, and 15,000 shares on the first of each month thereafter for the year for an exercise price of $0.10. Mrs. Pochapski's stock option plan continues like this until her employment contract expires, giving her the right to purchase 20,000 shares of Common Stock as of January 1, of each year, and 15,000 shares on the first date of each month thereafter with exercise prices as follows: for 2005 the exercise price is $0.30 per share, for 2006 the exercise price is $0.30 per share, for 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. Additionally, Mrs. Pochapski may only purchase an aggregate of 200,000 shares per year. All stock options received by Mrs. Pochapski will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mrs. Pochapski are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

     Under Mrs. Pochapski's employment agreement, if she is terminated without cause by the Company or if Mrs. Pochapski herself terminates her employment for reasonable basis, the Company shall, in exchange for an execution and general release and waiver of claims against the Company by Mrs. Pochapski, continue to pay as severance Mrs. Pochapski's salary for twelve (12) months or one half (1/2) of the remaining term of the agreement whichever is greater.

     Oleg  V.  Zhuravlev,  the  President and Chief Executive Officer of ZNG the
Company's subsidiary, and a Director of SEG, is currently employed under an employment agreement which, unless terminated earlier will last until December 31, 2008. Mr. Zhuravlev is to be paid at least 600 rubles a month (roughly US $20.50, as of 8/10/04) before financing is raised and 80,000 rubles (roughly US $2,750, as of 8/10/04) a month once financing is in place, subject to review by the Board. As of the date of this filing, no financing has been raised. Mr. Zhuravlev may also receive performance based bonuses at the discretion of the Board.

     Mr. Zhuravlev also has the right under his employment agreement to receive stock options in the Company. Under the 2003 stock option plan, Mr. Zhuravlev had the right to purchase all or any part of 200,000 shares of the authorized and unissued $.001 par value restricted Common Stock of the Company at an exercise price of $.07 per share. Additionally under the 2004 plan, Mr. Zhuravlev had the right to purchase 35,000 shares on January 1, 2004, and 15,000 shares on the first of each month thereafter for the year for the exercise price of $0.10 per share. Mr. Zhuravlev's stock option plan continues like this until his employment contract expires, giving him the right to purchase 20,000 shares of Common Stock as of January 1, of each year, and 15,000 shares on the first date of each month thereafter with exercise prices as follows: for 2005 the exercise price per share is $0.30, for 2006 the exercise price per share is $0.30, for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. Additionally there is a 200,000 share per year maximum. All stock options received by Mr. Zhuravlev will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Zhuravlev are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

     Under Mr. Zhuravlev's employment agreement, if he is terminated without cause by the Company or if Mr. Zhuravlev himself terminates his employment for reasonable basis, the Company shall, in exchange for an execution and general release and waiver of claims against the Company by Mr. Zhuravlev, continue to pay as severance Mr. Zhuravlev's salary for twelve (12) months or one half (1/2) of the remaining term of the agreement whichever is greater.

     Vladimir V. Eret is employed as the Chief Operating Officer of ZNG. He signed an employment contract with the Company on January 1, 2003, which is effective until December 31, 2008. Mr. Eret is to be paid a minimum amount of 600 rubles a month (roughly US $20.50, as of 8/10/04) before financing is raised and 75,000 rubles (roughly US $2,580, as of 8/10/04) a month once financing is in place, subject to review by the Board. As of the date of this filing, no financing has been raised. As of the date of this filing, no financing has been raised.

     Additionally, Mr. Eret has the right under his employment agreement to receive stock options in the Company. Under the 2004 plan, Mr. Eret had the right to purchase 14,000 shares on January 1, 2004, and 14,000 shares on the first of each month thereafter for the year with an exercise price of $0.30. Mr. Eret's stock option plan continues like this until his employment contract expires, giving him the right to purchase 14,000 shares of Common Stock as of January 1, of each year, and 14,000 shares on the first date of each month thereafter, up to a maximum of 168,000 options per year, with exercise prices as follows: for 2005 the exercise price per share is $0.30, for 2006 the exercise price per share is $0.30, for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. Additionally there is a 200,000 share per year maximum. All stock options received by Mr. Eret will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Eret are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

     Under Mr. Eret's employment agreement, if he is terminated without cause by the Company or if Mr. Eret himself terminates his employment for reasonable basis, the Company shall, in exchange for an execution and general release and waiver of claims against the Company by Mr. Eret, continue to pay as severance Mr. Eret's salary for twelve (12) months or 1/2 of the remaining term of the agreement whichever is greater.

     Sergey Potapov is employed as the Vice President of ZNG. He signed an employment contract with the Company on January 1, 2003, which is effective until December 31, 2008. For the duration of the contract, Mr. Potapov must perform services on behalf of the Company for at least forty (40) hours per week. Mr. Potapov is to be paid a minimum amount of 600 rubles a month (roughly US $20.50, as of 8/10/04) before financing is raised and 75,000 rubles (roughly US $2,580, as of 8/10/04) a month once financing is in place, subject to review by the Board. As of the date of this filing, no financing has been raised.

     Additionally, Mr. Potapov also has the right under his employment agreement to purchase stock options in the Company. Under the 2004 plan, Mr. Potapov had the right to purchase 14,000 shares on January 1, 2004, and 14,000 shares on the first of each month thereafter for the year at an exercise price of $0.10 per share. Mr. Potapov's stock option plan continues like this until his employment contract expires, giving him the right to purchase 14,000 shares of Common Stock as of January 1, of each year, and 14,000 shares on the first date of each month thereafter, up to a maximum of 168,000 options per year, with exercise prices as follows: for 2005 the exercise price per share is $0.30, for 2006 the exercise price per share is $0.30, for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. Additionally there is a 200,000 share per year maximum. All stock options received by Mr. Potapov will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Potapov are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

     Under Mr. Potapov's employment agreement, if he is terminated without cause by the Company or if Mr. Potapov himself terminates his employment for reasonable basis, the Company shall, in exchange for an execution and general release and waiver of claims against the Company by Mr. Potapov, continue to pay as severance Mr. Potapov's salary for twelve (12) months or one half (1/2) of the remaining term of the agreement whichever is greater.

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.


                             EXECUTIVE COMPENSATION

                                                                                LONG-TERM COMPENSATION
                                                                        ---------------------------------------
                         ANNUAL COMPENSATION                            AWARDS                          PAYOUTS
                ---------------------------------                       ------                          -------
NAME AND                                                                  RESPRICTED      OPTIONS/
PRINCIPAL         FISCAL                                OTHER ANNUAL        STOCK           SARs          LTIP
POSITION           YEAR      SALARY(1)     BONUS ($)    COMPENSATION        AWARDS         (#)(2)        PAYOUT
---------         ------     --------      ---------    ------------      ----------       -------       ------
David Zaikin      2004       $75,000                                                       200,000
CEO               2003       $50,000                                                       200,000

Shakeel Adam      2004(3)    $37,500
CEO               2003       $25,000
(Sept. 1, 2003-
July 31, 2004)

Bruna             2003       $0
Compagnoni        2002       $0
President (4)
(November 2002 -
November 2003)

Elena Pochapski   2004      $75,000                                                        200,000
CFO               2003       $9,300                                                        200,000

Salaries above do not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

Other than the individuals listed above, the Company has no other executive employees who have received more than $100,000.00 in compensation, including bonuses and options, during each of the last three (3) fiscal years.

(1)  All  salaries  are  accrued  and  unpaid  as  of December 31, 2004.
(2) Options vested in 2003 are exercisable for $.07, options vested in 2004 are exercisable for $0.10, and options vested in 2005 are exercisable for $0.30. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest.
(3) Shakeel Adam is no longer employed by the Company as of July 31, 2004. Mr. Adam's salary accrued for 2004 is listed as the total for the period January 1, 2004 to July 31, 2004. All of Mr. Adam's options terminated on October 31, 2004.
(4) Prior to Shakeel Adam's being appointed Chief Executive Officer of the Company in September 2003, the Company had no Chief Executive Officer, the Company's only officers were Bruna Compagnoni, the Company's President and Secretary and Andres Elmik, the Company's Treasurer, who received no compensation for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 23, 2005 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

          NAME AND ADDRESS             SHARES OF           PERCENT(1)
         OF BENEFICIAL OWNER         COMMON STOCK
                                     BENEFICIALLY
                                        OWNED

         Oleg V. Zhuravlev           2,295,000              12.0%
         Kurgan City Lenina
         St. 27/X Russia
         640000 (2)

         Zaural  Neftegaz  Ltd.      2,000,000              10.6%
         Kurgan  City  Lenina
         St.  27/X  Russia
         640000 (2)

         Victor Repin Kurgan         1,500,000               8.0%
         City, Klimova St. 41,
         Russia 640020

         David Zaikin                 1,295,000              6.7%
         275 Madison Ave., 6th
         Floor, New York,
         New York 10016  (3)

         Elena Pochapski  275           495,000              2.6%
         Madison Ave., 6th
         Floor, New York,
         New York 10016 (4)

         Sergey Potapov                 252,000              1.3%
         Kurgan City Lenina
         St. 27/X Russia
         640000 (5)

         Valdimir Eret                  252,000              1.3%
         Kurgan City Lenina
         St. 27/X Russia
         640000 (6)

        All the Officers and          4,589,000             22.3%
        Directors as a group
        (5 persons)

     1 Using 18,805,771 shares outstanding as of March 23, 2005. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest.
     2 Mr. Zhuravlev is the beneficial owner of 2,000,000 shares held in the name of "Zaural Neftegaz Ltd." Additionally the number of shares beneficially owned by Mr. Zhuravlev includes 265,000 vested options of the Company's Common Stock and 30,000 options of the Company's Common Stock, which will vest within 60 days of the date of the filing of this report, of which 200,000 are exercisable at $.10 per share and 95,000 which are exercisable at $.30 per share.
     3 Includes 800,000 shares of Common Stock owned by WCM, Ltd, which is 100% owned by Mr. Zaikin. Additionally, the number of shares beneficially owned by Mr. Zaikin includes 465,000 vested options of the Company's Common Stock and 30,000 options of the Company's Common Stock, which will vest within 60 days of the date of the filing of this report, of which 200,000 are exercisable at $.07 per share, 200,000 are exercisable at $.10 per share, and 95,000 which are exercisable at $.30 per share.
     4 The number of shares beneficially owned by Mrs. Pochapski includes 465,000 vested options of the Company's Common Stock and 30,000 options of the Company's Common Stock, which will vest within 60 days of the date of the filing of this report, of which 200,000 are exercisable at $.07 per share, 200,000 are exercisable at $.10 per share, and 95,000 which are exercisable at $.30 per share.
     5 The number of shares beneficially owned by Mr. Potapov includes 224,000 vested options of the Company's Common Stock and 28,000 options of the Company's Common Stock, which will vest within 60 days of the date of the filing of this report, of which 168,000 are exercisable at $.10 per share, and 84,000 which are exercisable at $.30 per share.
     6 The number of shares beneficially owned by Mr. Eret includes 224,000 vested options of the Company's Common Stock and 28,000 options of the Company's Common Stock, which will vest within 60 days of the date of the filing of this report, of which 168,000 are exercisable at $.10 per share, and 84,000 which are exercisable at $.30 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Oleg V. Zhuravlev, Chief Executive Officer of ZNG, entered into an employment agreement on January 1, 2004, which will be in effect until December 31, 2008. Additionally, Mr. Zhuravlev entered into a stock option plan on January 1, 2003. (see Employment Agreements below). Under that plan, 200,000 options vested to him in 2004, at an exercise price of $0.10 per share. As of March 1, 2005, 65,000 additional options had vested to him at an exercise price of $.30 per share.

     Vladimir V. Eret, Chief Operating Officer of ZNG, signed an employment agreement with the Company on January 1, 2003, which will be in effect until December 31, 2008. Mr. Eret also entered into a stock option plan with the Company on January 1, 2004. (see Employment Agreements below). Under the stock option plan, Mr. Eret was granted 168,000 options in 2004, exercisable at $0.10 per share. As of March 1, 2005, he had been granted 56,000 additional options exercisable at $.30 per share.

     Sergey Potapov, Vice President of ZNG, entered into an employment agreement with the Company on January 1, 2003 which will be valid until December 31, 2008. He also entered into a stock option plan at the same time as his employment agreement. (see Employment Agreements below). Under his stock option plan, Mr. Potapov was granted 168,000 options in 2004, exercisable at $0.10 per share. As of March 1, 2005, he had been granted 56,000 additional options exercisable at $.30 per share.

     David Zaikin, the Company's Chief Executive Officer, entered into an employment agreement and a stock option agreement with the Company on January 1, 2003, which will be in effect until December 31, 2008. (see Employment Agreements below). In 2003, 200,000 options vested to Mr. Zaikin under his stock option agreement, exercisable at $0.07 per share. In 2004, 200,000 options vested to Mr. Zaikin under this stock option agreement, exercisable at $0.10 per share. As of March 1, 2005, 65,000 additional options had vested to him at an exercise price of $.30 per share.

     Elena Pochapski, the Company's Chief Financial Officer, entered into an employment agreement and a stock option agreement with the Company on August 1, 2003, which will be valid until December 31, 2008. (see Employment Agreements below). Under her stock option plan, Mrs. Pochapski vested 200,000 options in 2003, exercisable at $0.07 per share, and an additional 200,000 options in 2004, exercisable at $0.10 per share. As of March 1, 2005, 35,000 additional options had vested to her at an exercise price of $.30 per share.

     Shakeel Adam, who served as the Company's Chief Executive Officer until July 31, 2004, vested a total of 325,000 options from September 1, 2003 to July 31, 2004. Mr. Adam's employment was terminated effective August 1, 2004, and all options vested to Mr. Adam's terminated on October 31, 2004.

     On October 17, 2003, the Company issued a total of 2,000,000 shares of Common Stock at $.0008 (US) per share for a total of $1,600, as payment for a 51% interest in Zaural Neftegaz, a Russian Corporation.

     Effective June 30, 2004, the Company purchased the remaining 49% interest of Zaural Neftegaz for 6.9 million common shares of Siberian Energy Group Inc., at $.025 (US) per share for a total of $172,500.

     As of December 31, 2004, no stock options had been exercised.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

         Exhibit No.           Description of Exhibit
         ----------            ----------------------
Exhibit     3.1(1)     Articles of Incorporation
Exhibit     3.2(1)     Bylaws
Exhibit     10.1(1)    David Zaikin Employment Agreement
Exhibit     10.2(1)    Elena Pochapski Employment Agreement
Exhibit     10.3(1)    Oleg V. Zhuravlev Employment Agreement
Exhibit     10.4(1)    Sergey Potapov Employment Agreement
Exhibit     10.5(1)    Vladimir Eret Employment Agreement
Exhibit     10.6(1)    David Zaikin Stock Option Agreement
Exhibit     10.7(1)    Oleg V. Zhuravlev Stock Option Agreement
Exhibit     10.8(1)    Oleg V. Zhuravlev Employment Agreement ZNG
Exhibit     10.9(1)    Elena Pochapski Stock Option Agreement
Exhibit     10.10(1)   Sergey Potapov Stock Option Agreement
Exhibit     10.11(1)   Sergey Potapov Employment Agreement ZNG
Exhibit     10.12(1)   Vladimir Eret Stock Option Agreement
Exhibit     10.13(1)   Vladimir Eret Employment Agreement ZNG
Exhibit     10.14(1)   Contract to purchase 51% of ZNG
Exhibit     10.15(1)   Contract to purchase 49% of ZNG
Exhibit     10.16(1)   Amendment to contract to purchase 49% of ZNG
Exhibit     10.17(1)   Amendment to David Zaikin Employment Agreement
Exhibit     10.18(2)   Exploratory Contract with Bashneftegeofizika
Exhibit     10.19(2)   Exploratory Contract with Bazhenov Geophysical
                       Expedition
Exhibit     10.20(2)   Consulting Contract with GeoData Consulting
Exhibit     10.21(2)   Exploration License for West-Suersky Block
Exhibit     10.22(2)   Exploration License for Mokrousovsky Block
Exhibit     10.23(2)   Exploration License for Privolny Block
Exhibit     10.24(2)   Exploration License for Orlovo-Pashkovsky Block
Exhibit     10.25(3)   Consulting Agreement with Aspen Management, Inc.
Exhibit     21.1*      Subsidiaries of the Company
Exhibit     23.1(3)    Consent of Andrey U. Belonosov
Exhibit     23.2(3)    Consent of Alexander V. Rilkov
Exhibit     23.3(3)    Consent of Nikolay P. Zapivalov

Exhibit     31.1*      Certificate of the Chief Executive
                       Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2* Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-
                       Oxley Act of 2002

Exhibit 32.1* Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-
                       Oxley Act of 2002

Exhibit 32.1* Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-
                       Oxley Act of 2002

Exhibit     99.1*      Glossary

(1) Filed as an exhibit to our Form SB-2 Registration Statement filed on September 10, 2004.
(2) Filed as an exhibit to amendment number one to our Form SB-2/A Registration Statement filed on November 23, 2004.
(3) Filed as an exhibit to amendment number two to our Form SB-2/A Registration Statement filed on February 2, 2005.
*       Filed herein.

     (b)  REPORTS ON FORM 8-K

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $5,000 and $3,000, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $7,400 and $-0-, respectively.

AUDIT RELATED FEES

     None.

TAX FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $450 and $-0-, respectively.

ALL OTHER FEES

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIBERIAN ENERGY GROUP INC.

DATED: March 28, 2005                    By: /s/ David Zaikin
                                            ------------------------
                                            David Zaikin
                                            Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                       TITLE                          DATE

/s/ David Zaikin           Chief Executive Officer        March 28, 2005
----------------------     and Director
David Zaikin               (Principal Executive Officer)

/s/  Elena Pochapski       Chief Financial Officer        March 28, 2005
----------------------     and Director
Elena Pochapski            (Principal Financial Officer)