Form 10QSB
period 2005-03-31
Siberian Energy Group Inc.
filed 2005-05-18
CIK 1301299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                              For the transition period from      to

                        Commission file number 333-118902

                          SIBERIAN ENERGY GROUP, INC.
                          ---------------------------
      (Exact name of the small business issuer as specified in its charter)

          Nevada                                     52-2207080
          ------                                     ----------
(State of incorporation)                 (IRS Employer Identification No.)

          275 Madison Ave, 6th Floor, New York, NY 10016, USA
          ---------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 828-3011
                                 --------------
                           (Issuer's telephone number)

                                      N/A
                                      ---
   (Former name, former address and former fiscal year, if changed since last report)

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 12, 2005, there were outstanding 18,805,771 shares of the Issuer's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.


                           SIBERIAN ENERGY GROUP INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

                                 MARCH 31, 2005

403 Main St., Suite 430
Buffalo, NY  14203
716-856-3300 / fax: 856-2524                      LUMSDEN & MCCORMICK, LLP
www.lumsdencpa.com                                  CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of March 31, 2005, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2005 and 2004, and the cumulative period of development stage activity (January 1, 2003 through March 31, 2005). These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the auditing standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Lumsden & McCormick, LLP

Lumsden & McCormick, LLP
Buffalo, New York
May 11, 2005


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS                              (UNADUDITED)
                                                                     MARCH 31,    December 31,
                                                                       2005          2004
ASSETS
CURRENT ASSETS:
  Cash                                                             $    59,710   $         -
  Prepaid expenses and other                                           134,692       135,052
                                                                   -----------   -----------
                                                                       194,402       135,052
                                                                   -----------   -----------

Geological data, net                                                   750,000       750,000

Oil and gas properties, unproved                                       738,666       734,218

Licenses, net                                                           99,458       108,499

Property and equipment, net                                              1,477         1,820
                                                                   -----------   -----------

                                                                   $ 1,784,003   $ 1,729,589
                                                                   -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
    Related party - stockholders                                   $   535,932   $   517,191
    Others                                                           1,000,588       968,338
  Accrued payroll                                                      895,383       773,524
  Option deposit                                                       100,000             -
                                                                   -----------   -----------
                                                                     2,531,903     2,259,053
                                                                   -----------   -----------

STOCKHOLDERS' EQUITY:
  Common stock - authorized 100,000,000 shares, $.001 par value,
    18,805,771 and 18,805,771 issued and outstanding                    18,806        18,806
  Additional paid-in capital                                         1,212,349     1,210,718
  Accumulated deficit
    Pre-development stage                                             (449,785)     (449,785)
    Development stage                                               (1,479,617)   (1,256,083)
  Accumulated other comprehensive income (loss)                        (49,653)      (53,120)
                                                                   -----------   -----------
                                                                      (747,900)     (529,464)
                                                                   -----------   -----------

                                                                   $ 1,784,003   $ 1,729,589
                                                                   -----------   -----------

See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
                                                                              For the
       CONSOLIDATED STATEMENTS OF OPERATIONS                                cumulative
                                                                             period of
                                                                            Development
                                                                           Stage Activity-
                                                     For the three         January 1, 2003
                                                      months ended            through
                                               MARCH 31,       March 31,      March 31,
                                               -------------------------
                                                   2005           2004         2005
Revenues                                       $         -   $         -   $         -
Expenses:
  Salaries                                         121,918       125,702       890,086
  Professional and consulting fees                  38,348        10,000       257,056
  Rent and occupancy                                24,131         9,821        80,145
  Depreciation and amortization                      9,384         9,288        83,430
  Other                                             29,753        23,659       168,900
                                               ------------  ------------  ------------
    Total expenses                                 223,534       178,470     1,479,617
                                               ------------  ------------  ------------

    Loss before income taxes                       223,534       178,470     1,479,617

Provision for income taxes (benefit)                     -             -             -
                                               ------------  ------------  ------------

    Net loss (development stage)               $   223,534   $   178,470   $ 1,479,617
                                               ------------  ------------  ------------

Basic and diluted loss per common share        $     (0.01)  $     (0.02)  $     (0.11)
                                               ------------  ------------  ------------

Weighted average number of basic and diluted
  common shares outstanding                     18,805,771    11,805,771    13,828,548
                                               ------------  ------------  ------------


See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the cumulative period of Development Stage Activity - January 1, 2003 through
March 31, 2005

                                                             Common Stock
                                                 -----------------------------------
                                                                          Additional
                                                    Number of              Paid-In
                                                     Shares    Par Value   Capital
                                                 -----------------------------------
Balance, January 1, 2003 (pre-development stage)   9,805,771  $ 9,806  $  425,292

Loss for the year - 2003                                   -        -           -

Shares issued in acquisition                       2,000,000    2,000      (2,000)
                                                 -----------------------------------

  Balance, December 31, 2003                      11,805,771   11,806     423,292
                                                 -----------------------------------

Loss for the year - 2004                                   -        -           -

Foreign currency translation adjustment                    -        -           -

Shares issued in acquisition                       6,900,000    6,900     743,100

Shares issued for professional services              100,000      100       9,900

Other                                                      -        -      34,426
                                                 -----------------------------------

  Balance, December 31, 2004                      18,805,771   18,806   1,210,718
                                                 -----------------------------------

Loss for three months - 2003                               -        -           -

Foreign currency translation adjustment                    -        -           -

Other                                                      -        -       1,631
                                                 -----------------------------------

  Balance, March 31, 2005                         18,805,771  $18,806  $1,212,349
                                                 -----------------------------------


See accompanying notes.


              Accumulated
                 Other
Accumulated  Comprehensive            Comprehensive
Deficit      Income (Loss)     Total      Loss
---------------------------------------------------

(449,785)    $       -   $ (14,687)

(422,516)             -    (422,516)  $(422,516)
---------------------------------------------------

-                     -           -
------------------------------------

(872,301)             -    (437,203)
------------------------------------

(833,567)             -    (833,567)

-               (53,120)    (53,120)  $(886,687)
---------------------------------------------------

-                     -     750,000

-                     -      10,000

-                     -      34,426
------------------------------------

(1,705,868)     (53,120)   (529,464)
---------------------------------------------------

(223,534)      (223,534)

-                 3,467       3,467   $(220,067)
---------------------------------------------------

-                     -       1,631
---------------------------------------------------

(1,929,402)  $ (49,653)  $(747,900)
-----------------------------------


See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
                                                                              For the
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                             cumulative
                                                                             period of
                                                                            Development
                                                                           Stage Activity-
                                                         For the three     January 1, 2003
                                                         months ended          through
                                                  ------------------------
                                                    MARCH 31,    March 31,    March 31,
                                                      2005         2004          2005

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss (development stage)                     $(223,534)  $(164,356)  $(1,479,617)
  Depreciation and amortization                        9,384       9,288        83,430
  Common stock issued for professional services            -           -        10,000
  Changes in other current assets and
    current liabilities:
      Prepaid expenses and other                         360     (23,451)     (129,388)
      Accounts payable and accrued expenses          172,850     178,500     2,409,523
      Option deposit                                 100,000           -       100,000
                                                   ------------------------------------
        NET CASH FLOWS FROM OPERATING ACTIVITIES      59,060         (19)      993,948
                                                   ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for licenses                                -           -      (180,824)
  Expenditures for oil and gas properties             (4,448)          -      (738,666)
  Expenditures for property and equipment                  -           -        (1,158)
  Cash received in acquisition                             -           -             6
                                                   ------------------------------------
        NET CASH FLOWS FOR INVESTING ACTIVITIES       (4,448)          -      (920,642)
                                                   ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional paid-in capital                           1,631           -        36,057
                                                   ------------------------------------
Effect of exchange rates on cash                       3,467           -       (49,653)
                                                   ------------------------------------
    Net increase (decrease) in cash                   59,710         (19)       59,710

Cash - beginning                                           -          38             -
                                                   ------------------------------------
    Cash - ending                                  $  59,710   $      19   $    59,710
                                                   ------------------------------------


See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

1.  BASIS  OF  PRESENTATION:

The accompanying unaudited consolidated financial statements of Siberian Energy Group Inc. (the Company) include the accounts of the Company and its 100% owned subsidiaries. These financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC) interim reporting, and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. Accounting policies used in fiscal
2005 are consistent with those used in 2004 and 2003. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. Interim operating results are not necessarily indicative of operating results for any future interim period or the full year.

2.  THE  COMPANY  AND  DESCRIPTION  OF  BUSINESS:

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

3.  ACQUISITIONS:

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

No accounting value was assigned to the net assets acquired and liabilities assumed as of the date of the initial purchase of 51% of ZNG:

Cash and other current assets                         $     5,310
Property and equipment                                      2,383
                                                      -----------
                                                            7,693
Current liabilities                                        (7,693)
                                                      -----------
  Net assets acquired                                 $         -
                                                      -----------

The second step of acquisition happened a year later (June 30, 2004) and reflected the increased value of ZNG. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in process of obtaining third-party valuations of certain intangible assets; thus the allocation of the purchase price is subject to refinement.

Cash and other current assets                         $     5,577
Intangible assets (geological data)                       750,000
Oil and gas properties                                    433,444
Exploration licenses                                      126,582
Property and equipment                                      1,150
                                                      -----------
                                                        1,316,753
Current liabilities                                      (972,632)
                                                      -----------
Net assets of subsidiary                              $   344,121
                                                      -----------

Acquired intangible assets of $750,000 were assigned to a vast collection of valuable Geological Data that has led to, and thus supports the conclusion that hydrocarbon deposits exist in the Eastern part of the Kurgan region. This data has been compiled by analyzing and interpreting prior geological and lithographic exploration works in the region and is represented by:

- Data, maps and reports from the 12 test wells drilled between 1979-1986, including a lithologic description of rock, summaries of geophysical research of well shafts and a laboratory analysis of rock age
-    Profile  sections
-    Correlation  schemes
- Geological maps of South-West ZNGralye (region east of Urals) and West Siberia, pre-Jurassic period
- Set of maps based on distance methods of research and interpretations of cosmic and aerial photographs.
- Independent geological evaluation of oil reserves on the licensed areas performed in 2004.

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

On June 28, 2004, the Company also opened a Canadian subsidiary through acquisition of 100% of the outstanding common shares of the newly incorporated Siberian Energy Group (Canada). Purchase price equaled $7, which also represents the book value of the capital subsidiary. Siberian Energy Group (Canada) was purchased for the purpose of opening an office in Toronto, Ontario.

4.  GOING  CONCERN:

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

For the cumulative period ended March 31, 2005, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries. However, there can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ from the going concern basis.

On January 24, 2005, the Company entered into an Option Agreement and Memorandum of Understanding with a third party (Party), which was subsequently replaced by a new Option Agreement, entered into on April 28, 2005 (Option). Under the Option, the Company gave the Party the right to participate with the Company in a joint venture company for inter alia the exploration and development of the Company's four (4) licenses for exploration in the Kurgan region of Siberia (the Joint Venture). If the Party chooses to exercise the Option and participate with the Company in the Joint Venture, the Company will transfer 100% of the Company's ownership interest in ZNG to the Joint Venture, and the Company will transfer 50% of the Joint Venture interest to the Party for a nominal sum and the agreement by the Party to provide future funding to the Joint Venture as detailed in the Option. Pursuant to the Option, the Party is currently conducting due diligence on the Company's licenses (the Due Diligence). The Party has paid the Company $100,000 for the right to exercise the Option. In conjunction with the Option Agreement the party provided a loan facility to ZNG. The Loan agreement for the total $1,267,860 was signed on April 28, 2005. The loaned amounts will be used as specified in the agreement, which includes payment of outstanding amounts for geological works performed to date, salaries of employees for the period April to July 2005 and research work toward potential new fields. The Company is acting as a guarantor to the issued loan.

5.  LOSS  PER  COMMON  SHARE:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Shares issuable for common stock options may have had a dilutive effect on earnings per share had the Company generated income during the periods through March 31, 2005.

6.  SUBSEQUENT  EVENT:

Effective May 2, 2005, the stockholders approved an amendment to its Restated Articles of Incorporation. The amendment affected a 1 for 2 reverse stock split, re-authorized 100,000,000 shares of common stock, par value $0.001 per share, and authorized 10,000,000 shares of preferred stock, par value $0.001 per share. Shares of preferred stock may be issued from time to time in one or more series, each of which shall have distinctive designation or title as determined by the Board of Directors prior to the issuance of any shares thereof.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     All statements in this discussion and elsewhere in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth under the heading "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

     Siberian Energy Group Inc. is a development stage investment and management company that intends to target high potential long term investments in Russia. The Company intends to provide western management experience and ready access to investment capital for medium and large cap resource companies, specifically in the oil and gas industry. The Company actively evaluates investment opportunities throughout Russia. Pursuant to its strategy, the Company acquired an emerging Russian oil and gas exploration company, Zaural Neftegaz ("ZNG"). ZNG is a development stage oil and gas exploration company located in the Western Siberian Region of Russia. The majority of the Company's current efforts are focused on operating and raising capital for ZNG, of which there can be no assurance. The Company opened Siberian Energy Group (Canada) ("SEG Canada") to help facilitate business ventures with Canadian Farm-in partners and to allow the Company to open a Canadian office in Toronto, Ontario. SEG Canada is not expected to perform any large-scale business operations, but rather to act on behalf of the Company. Except as expressly indicated or unless the context otherwise requires, the "Company," "we," "our," "us," or "SEG" means Siberian Energy Group Inc., a Nevada corporation, and its subsidiaries.

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

PLAN  OF  OPERATIONS  FOR  THE  NEXT  TWELVE  MONTHS

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

     The Company currently has no plans to purchase any plant facilities or significant equipment within the next 12 months. The Company does not expect any significant changes in the number of employees during the next 12 months.

     In the past, the Company has obtained cash financing from organizing stockholders in the form of loans and advances. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

ESTIMATE  OF  AMOUNT  OF  TIME  SPENT  ON  RESEARCH  AND  DEVELOPMENT

     A  business  plan  was  developed  over the course of three months in 2003.
During that time period, market research was conducted. These costs were directly borne by the Company and are not being transferred to customers.
Research and development activities in the oil and gas field are the primary activities of the Company at the current time. The Company has conducted gravimetric and seismic works on the licensed areas. Costs incurred as of March 31, 2005 were $690,000.

     CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

     Going  Concern
     --------------

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern, however, since inception of its current endeavors in 2003, the Company has not earned any revenues and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern. The Company is of the opinion that sufficient financing will be obtained fro external sources to provide the Company with the ability to continue the process of development to achieve commercial production and sales of products. For the cumulative period ended
March 31, 2005, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries. As discussed elsewhere in this report, the Company obtained debt financing subsequent to March 31, 2005. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

RESULTS  OF  OPERATIONS

Three  Months ended March 31, 2005 Compared to Three Months Ended March 31, 2004
--------------------------------------------------------------------------------

     The Company had no revenues for either the three months ended March 31, 2004, or the three months ended March 31, 2005.

     Total  expenses  increased  $45,064  (or  25.3%) for the three months ended
March 31, 2004 to $178,470 for the three months ended March 31, 2005. The increase was due to an increase in professional and consulting fees of $28,348 (or 283.5%) from $10,000 for the three months ended March 31, 2004 to $38,348 for the three months ended March 31, 2005, an increase in rent and occupancy on $14,310 (or 145.7%) from $9,821 for the three months ended March 31, 2004 to $24,131 for the three months ended March 31, 2005, and increase in depreciation and amortization increased $96 (or 1%) from $9,288 for the three months ended March 31, 2004 to $9,384 for the three months ended March 31, 2005, and an increase in other expenses increased $6,094 (or 25.8%) from $23,659 for the three months ended March 31, 2004 to $29,753 for the three months ended March 31, 2005, which were slightly offset by a decrease in salaries of $3,784 (or 3%) from $125,702 for the three months ended March 31, 2004 to $121,918 for the three months ended March 31, 2005. Total expenses increased because of additional costs associated with our status as a public company, the lease of office space in Russia and Canada that began in January 2005, and other factors such as an increase in our efforts to raise capital.

     Net loss for the three months ended March 31, 2005 increased by $45,064 (or 25.3%) from $178,470 for the three months ended March 31, 2004 to 223,534 for the three months ended March 31, 2005. Although net loss increased, basic and diluted loss per common share decreased by $0.01 from $(0.02) for the three months ended March 31, 2004 to $(0.01) for the three months ended March 31, 2005. The decrease in basic and diluted loss per common share was due to the issuance of additional shares during 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2005, the Company's current assets were $194,692, which consisted of cash of $59,710 and prepaid expenses and other of $134,692. Total assets for the Company as of March 31, 2005 were $1,784,003. The total assets consisted of $750,000 of net geological data, $738,666 of unproved oil and gas properties, $99,458 of net licenses, and $1,820 of net property and equipment. The $750,000 of geological data includes, data, maps and reports from the 12 test wells drilled between 1979-1986, including a lithologic description of rock, summaries of geophysical research of well shafts and a laboratory analysis of rock age; profile sections; correlation schemes; geological and set maps; and an independent geological evaluation of oil reserves on the licensed areas performed in 2004.

     As of March 31, 2005, the Company had current liabilities of $2,531,903. This was due to $1,000,588 of accounts payable to other parties, $535,932 of accounts payable to related parties which includes $130,444 payable to the Company's Chief Executive Officer, and $145,144 payable to a Director of the Company, $895,383 of accrued payroll, which includes $455,674 which is owed to the Company's current officers and directors, and $100,000 of option deposit from BP.

     As of March 31, 2005, the Company had negative working capital of $2,337,501.

     For the three months ended March 31, 2005, the Company had $59,060 in net cash flows from operating activities. This was primarily attributable to an increase in accounts payable and accrued expenses of $172,850 and an increase option deposit of $100,000 that were offset by net loss of $223,534.

     The Company spent $4,448 in net cash flows for investing activities for the three months ended March 31, 2005, which consisted entirely of expenditures for oil and gas properties

     During this period, the Company had $1,631 in additional paid-in capital relating to an adjustment made in consolidating ZNG. The Company's effect of exchange rate on cash was $3,467 for the three months ended March 31, 2005.

     The Company received $100,000 from Baltic Petroleum Limited ("BP") for the option that the Company gave to BP to participate with the Company in a joint venture company for, among other things, the exploration and development of the Company's four licenses for exploration in the Kurgan region of Siberia as discussed in "Item 5. Other Information" under the heading "Subsequent Events." In conjunction with the Option, BP provided ZNG with a loan facility of $1,267,860 for specific purposes which include the payment for outstanding amounts for geological works, salaries to employees for the period from April to July 2005, and research work toward potential new fields. The Company has guaranteed the loan facility and has granted BP a security interest and continuing lien on the Company's right, title and interest in, to the Company's 100% participatory interest in ZNG. The Company is taking additional steps in an attempt to raise equity capital and/or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

RISK FACTORS

     Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. The Company's business is subject to many risk factors, including the following:

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

OUR DRILLING LICENSES MAY NOT BE EXTENDED OR WE MAY NOT GAIN THE APPROVAL OF FEDERAL AND STATE GOVERNMENT AGENCIES TO CONVERT OUR EXPLORATION LICENSES INTO PRODUCTION LICENSES.

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

IF  WE  DO  PRODUCE  OIL,  WE  WILL  BE  REQUIRED  TO  SELL 70% OF OUR CRUDE OIL
PRODUCTION  IN  THE  DOMESTIC  RUSSIAN MARKET, LEAVING ONLY 30% OF OUR CRUDE OIL
PRODUCTION  TO  BE  SOLD  IN  THE  MORE  LUCRATIVE  FOREIGN  MARKETS.

     There is a risk that if commercial hydrocarbon reserves are discovered, of which there is no assurance, that the Company will be constrained as to the amounts it can export to foreign markets. Currently it is more advantageous to export crude oil, because domestic Russian prices of Urals blend oil are lower than foreign market prices. However, Russia has export quota restrictions on the amount of oil which any company can export to foreign markets. The current percentage of crude oil allowed to be exported to foreign markets is 30%. The remaining 70% cannot be exported as crude oil, but only as a refined product such as gasoline or kerosene. If the Company fails to refine its products, if any, it will be required to sell 70% of its crude oil in the domestic Russian market. If the Company decides to refine the oil it finds, if any, it will entail substantial expenditures. Even if we are able to produce oil, we may still not be able to generate enough revenues to recoup the costs of exploration and production, because we will only be able to sell 30% of our crude oil production to the larger more lucrative foreign markets. If we are unable to generate sufficient revenues, we may be forced to abandon our business plan or curtail future exploration activities.

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

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY EFFECTED

     We rely on the Company's Chief Executive Officer and Chief Financial Officer, David Zaikin and Elena Pochapski respectively, as well as ZNG's Chief Executive Officer and Technical Director, Oleg V. Zhuravlev and Vladimir V. Eret respectively, for the success of our Company, all of whom are employed under contracts. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on any of these individuals. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace Messrs. Zhuravlev and Eret with other suitably trained geologists and geophysicists from within Russia or other oil bearing nations such as USA, Canada, Norway, UK, and Kazakhstan, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS

     Since our Common Stock is listed on the OTC Bulletin Board under the trading symbol "SIBN,", it is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act, and will be as long as the price of our Common Stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 3.     CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On April 4, 2005, ZNG entered into an agreement effective March 29, 2005, whereby ZNG agreed to transfer 2,000,000 shares of the Company's common stock held by ZNG to an individual for 50,000 Russian rubles (or approximately US
$1,798 based on the exchange rate on March 29, 2005). The Company originally issued the shares to ZNG in connection with the Company's acquisition of ZNG which occurred on May 29, 2003, with respect to 51% of ZNG, and May 24, 2004, with respect to the remaining 49% of ZNG, with the intention that the shares would be distributed and not maintained by ZNG. The shares had not been transferred as of the filing of this report. The Company and ZNG claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance to ZNG and transfer to the individual did not involve a public offering, ZNG took, and the individual will take, the shares for investment and not resale and the Company took, and ZNG will take, appropriate measures to restrict transfer. No underwriters or agents were (or will be) involved in the foregoing issuance (or transfer) and no underwriting discounts were (or will be) paid by the Company (or ZNG).

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The Company did not submit any matters to a vote of security holders during the period covered by this report; however, see the disclosure in "Item 5. Other Information" under the heading "Subsequent Events" regarding an amendment to the Company's Articles of Incorporation that was approved by written consent to action without a meeting of a majority of the Company's shareholders on April 22, 2005.

ITEM  5.     OTHER  INFORMATION.

RELATED  PARTY  TRANSACTIONS

     Oleg V. Zhuravlev, Chief Executive Officer of ZNG, entered into an employment agreement on January 1, 2004, which will be in effect until December 31, 2008. Additionally, Mr. Zhuravlev entered into a stock option plan on January 1, 2003. Under that plan, 200,000 options vested to him in 2004, at an exercise price of $0.10 per share. As of March 31, 2005, 65,000 additional options had vested to him at an exercise price of $.30 per share.

     Vladimir V. Eret, Chief Operating Officer of ZNG, signed an employment agreement with the Company on January 1, 2003, which will be in effect until December 31, 2008. Mr. Eret also entered into a stock option plan with the Company on January 1, 2004. Under the stock option plan, Mr. Eret was granted 168,000 options in 2004, exercisable at $0.10 per share. As of March 31, 2005, he had been granted 42,000 additional options exercisable at $.30 per share.

     Sergey Potapov, Vice President of ZNG, entered into an employment agreement with the Company on January 1, 2003 which will be valid until December 31, 2008. He also entered into a stock option plan at the same time as his employment agreement. Under his stock option plan, Mr. Potapov was granted 168,000 options in 2004, exercisable at $0.10 per share. As of March 31, 2005, he had been granted 42,000 additional options exercisable at $.30 per share.

     David Zaikin, the Company's Chief Executive Officer, entered into an employment agreement and a stock option agreement with the Company on January 1, 2003, which will be in effect until December 31, 2008. In 2003, 200,000 options vested to Mr. Zaikin under his stock option agreement, exercisable at $0.07 per share. In 2004, 200,000 options vested to Mr. Zaikin under this stock option agreement, exercisable at $0.10 per share. As of March 31, 2005, 65,000 additional options had vested to him at an exercise price of $.30 per share.

     Elena Pochapski, the Company's Chief Financial Officer, entered into an employment agreement and a stock option agreement with the Company on August 1, 2003, which will be valid until December 31, 2008. Under her stock option plan, Mrs. Pochapski vested 200,000 options in 2003, exercisable at $0.07 per share, and an additional 200,000 options in 2004, exercisable at $0.10 per share. As of March 31, 2005, 65,000 additional options had vested to her at an exercise price of $.30 per share.

     Effective June 30, 2004, the Company purchased the remaining 49% interest of Zaural Neftegaz for 6.9 million common shares of Siberian Energy Group Inc., at $.025 (US) per share for a total of $172,500.

     As  of  March  31,  2005,  no  stock  options  had  been  exercised.

SUBSEQUENT  EVENTS

     In  April  2005,  the  Company  opened  an  office  in  Toronto  Canada.

     On April 12, 2005, the Company appointed Timothy G. Peara to the Company's board of directors.

     On  April  28,  2005,  the  Company  entered  into an Option Agreement (the
"Option") with BP which replaced an Option Agreement and Memorandum of Understanding that the Company had entered into with BP on January 24, 2005. Under the Option, the Company gave BP the right to participate with the Company in a joint venture company for, among other things, the exploration and development of the Company's four licenses for exploration in the Kurgan region of Siberia (the "Joint Venture"). If BP chooses to exercise the Option and participate with the Company in the Joint Venture, the Company will transfer 100% of the Company's ownership interest in ZNG to the Joint Venture, and the Company will transfer 50% of the Joint Venture interest to BP for a nominal sum and the agreement by BP to provide future funding to the Joint Venture as detailed in the Option. Pursuant to the Option, BP is currently conducting due diligence on the Company's licenses. BP has paid the Company $100,000 for the right to exercise the Option. In conjunction with the Option, BP provided a loan facility to ZNG. The loan agreement (the "Loan Agreement") for the total of $1,267,860 was signed on April 28, 2005. The loaned amounts will be used as specified in the agreement, which includes payment of outstanding amounts for geological works performed, salaries of employees for the period from April to July 2005, and research work toward potential new fields. The Company is acting as guarantor to the issued loan. The Company granted BP a security interest and continuing lien on the Company's right, title and interest in, to the Company's 100% participatory interest in ZNG to secure ZNG's obligations under the Loan Agreement and the Company's own obligations under the guarantee. Also in conjunction with the Option, ZNG entered into a license agreement (the "License Agreement") with BP. The License Agreement was signed on April 28, 2005. Under the License Agreement, ZNG granted BP an exclusive, royalty-free, worldwide, perpetual license to use certain two-dimensional seismic, gravimetric and other geological data (the "Data") owned by or to be acquired by ZNG. BP uses and will continue to use the Data to re-process it into amended formats (the
Results"). BP granted ZNG a non-exclusive, royalty-free, worldwide, perpetual license to use the Results when they become available. We disclosed the material terms of the Option, the Loan Agreement and the License Agreement, including the Company's guarantee and the security interest that the Company granted to BP, in a report of Form 8-K to be filed with the Securities and Exchange Commission (the "Commission").

     The Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, which became effective May 2, 2005. The Amendment affected a 1:2 reverse stock split, re-authorized 100,000,000 shares of common stock, par value $0.001 per share, and authorized 10,000,000 shares of preferred stock, par value $0.001 par value per share. A majority of the Company's shareholder approved the Amendment by written consent to action without a meeting on April 22, 2005. The number of shares of the Company outstanding on the date the written consent was signed was 18,805,771 shares and the number of shares which voted to approve the Amendment was approximately 13,542,692 shares, which represented a majority of the issued and outstanding shares of the Company. As a result of the Amendment, the Company's common stock began trading under the new stock symbol "SIBN" on May 2, 2005.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.     DESCRIPTION OF EXHIBIT
-----------     ----------------------

3.1 (1)         Original Articles of Incorporation of the Company then called
                "Advanced Rehab Technology Corporation."
3.2 (2)         Certificate of Amendment to the Company's Articles of
                Incorporation
                filed March 9, 2001, changing the Company's name to "Talking
                Cards, Inc."
3.3 (2)         Certificate of Amendment to the Company's Articles of
                Incorporation
                filed February 12, 2002, changing the Company's name to
                "Osterking Incorporated."
3.4 (2)         Certificate of Amendment to the Company's Articles of
                Incorporation filed December 3, 2002, changing the Company's name to "17388 Corporation Inc."
3.5 (2)         Certificate of Amendment to the Company's Articles of
                Incorporation filed May 5, 2003, changing the Company's name to
                "Trans Energy Group Inc."
3.6 (2)         Certificate of Amendment to the Company's Articles of
                Incorporation filed December 3, 2003, changing the Company's name to "Siberian Energy Group Inc."
3.7 (2)         Certificate of Amendment to the Company's Articles of
                Incorporation filed April 25, 2005, affecting a 1:2 reverse stock split, re-authorizing 100,000,000 shares of common
                stock, par value $0.001 per share, and authorizing 10,000,000 shares of preferred stock, par value $0.001 par value per share
10.1 (3)        Option Agreement with Baltic Petroleum Limited dated April 28,
                2005
10.2 (3)        License Agreement between OOO Zauralneftegaz and Baltic
                Petroleum Limited dated April 28, 2005
10.3 (3)        Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum
                Limited dated April 28, 2005
10.4 (3)        Guarantee by Siberian Energy Group, Inc. dated April 28, 2005
10.5 (3)        Pledge and Security Agreement between Siberian Energy Group,
                Inc. and Baltic Petroleum Limited dated April 28, 2005
21.1 (4)        Subsidiaries of Company
31.1*           Certification by Chief Executive Officer pursuant to 15 U.S.C.
                Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*           Certification by Chief Financial Officer pursuant to 15 U.S.C.
                Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*           Certification by Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*           Certification by Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed  herein.

(1) Filed as Exhibit 3.1 to the Company's Form SB-2 Registration Statement filed with the Commission on September 10, 2004, and incorporated herein by reference.
(2) Filed as Exhibits 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, respectively, to the Company's Form 8-K filed with the Commission on May 2, 2005, and incorporated herein by reference.
(3) Filed as Exhibit 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company's Form 8-K to be filed with the Commission.
(4) Filed as Exhibit 21.1 to the Company's Form 10-KSB filed with the Commission on March 28, 2005, and incorporated herein by reference.

REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K with the Commission during the quarter for which this report is filed.

     The Company filed the following two reports on Form 8-K with the Commission subsequent to the quarter for which this report is filed.

(1) Report on Form 8-K filed on May 2, 2005, to report an amendment to the Company's Articles of Incorporation.
(2) Report on Form 8-K to be filed to report the material terms of our Option Agreement, Loan Agreement, License Agreement, and Security Agreement with Baltic Petroleum Limited and our Guarantee.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIBERIAN  ENERGY  GROUP,  INC.
                                        ------------------------------

                                        By:  /s/  David  Zaikin
                                           --------------------
                                        Name:  David  Zaikin
                                             ------------------
                                        Title:  Chief  Executive  Officer
                                              ---------------------------
                                        Date:  May  18,  2005
                                             ----------------