Form 10QSB
period 2005-06-30
Siberian Energy Group Inc.
filed 2005-08-22
CIK 1301299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2005

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from     to

                        Commission file number 333-118902

                          SIBERIAN ENERGY GROUP, INC.
                          ---------------------------
      (Exact name of the small business issuer as specified in its charter)

              Nevada                                     52-2207080
    ----------------------                   -------------------------------
   (State of incorporation)                 (IRS Employer Identification No.)

              275 Madison Ave, 6th Floor, New York, NY 10016, USA
              ---------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 828-3011
                           -------------------------
                          (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                              if changed since last
                                     report)

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 22, 2005, there were outstanding 9,402,886 shares of the Issuer's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                           SIBERIAN ENERGY GROUP INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Board of Directors and Stockholders
Siberian Energy Group Inc.


We  have  reviewed  the  accompanying  condensed  consolidated  balance sheet of
Siberian Energy Group Inc. (a development stage company) as of June 30, 2005, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three and six months ended June 30, 2005 and 2004, and the cumulative period of development stage activity (January 1, 2003 through June 30, 2005). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


Lumsden & McCormick, LLP
Buffalo, New York
July 29, 2005



SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS                               (UNAUDITED)
                                                                      JUNE 30,     December 31,
                                                                        2005           2004
-----------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash                                                             $     21,714   $         -
  Prepaid expenses and other                                            154,944       135,052
                                                                     ----------    -----------
                                                                        176,658       135,052
                                                                     ----------    -----------
Geological data, net                                                    750,000       750,000

Oil and gas properties, unproved                                        770,674       734,218

Licenses, net                                                            90,417       108,499

License deposit                                                         248,032             -

Property and equipment, net                                               2,844         1,820
                                                                     ----------    -----------
                                                                   $  2,038,625   $ 1,729,589
                                                                     ----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Loans payable                                                    $    982,191   $         -
  Accounts payable:

    Related party - stockholders                                        585,852       517,191
    Others                                                              490,641       968,338

  Accrued payroll                                                       919,278       773,524
  Option deposit                                                        100,000             -
                                                                     ----------    -----------
                                                                      3,077,962     2,259,053
                                                                     ----------    -----------

STOCKHOLDERS' EQUITY:
  Common stock - authorized 100,000,000 shares, $.001 par value,
  9,402,886 and 9,402,886 issued and outstanding                          9,403         9,403
  Additional paid-in capital                                          1,221,752     1,220,121
  Accumulated deficit
    Pre-development stage                                              (449,785)     (449,785)
    Development stage                                                (1,799,624)   (1,256,083)
  Accumulated other comprehensive income (loss)                         (21,083)      (53,120)
                                                                     (1,039,337)     (529,464)

                                                                   $  2,038,625   $ 1,729,589
-----------------------------------------------------------------------------------------------

See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
---------------------------------------------------------------------------------------------------------
                                                                                               For the
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                                              cumulative
                                                                                             period of
                                                                                            development
                                                                                          Stage Activity-
                                               For the three              For the six     January 1, 2003
                                               months ended               months ended        through
                                        ----------------------------------------------------  June 30,
                                             JUNE 30,    June 30,      JUNE 30,    June 30,     2005
                                               2005        2004          2005         2004
---------------------------------------------------------------------------------------------------------
Revenues                                  $        -   $        -   $        -   $        -   $        -

Expenses:

  Salaries                                   126,806      148,857      248,724      274,559    1,016,892
  Professional and consulting fees            42,497       75,051       80,845       85,051      299,553
  Rent and occupancy                          18,499       14,532       42,630       24,353       98,644
  Depreciation and amortization                9,384        9,447       18,768       18,735       92,814
  Finance charges and interest                16,093            -       16,093            -       16,093
  Other                                      106,728       22,961      136,481       46,620      275,628
                                        -----------------------------------------------------------------
    Total expenses                           320,007      270,848      543,541      449,318    1,799,624
                                        -----------------------------------------------------------------

    Loss before income taxes                 320,007      270,848      543,541      449,318    1,799,624

Provision for income taxes (benefit)               -            -            -            -            -
                                        -----------------------------------------------------------------

    Net loss (development stage)          $  320,007   $  270,848   $  543,541   $  449,318  $ 1,799,624
---------------------------------------------------------------------------------------------------------



Basic and diluted loss per common share   $    (0.03)  $    (0.05)  $    (0.06)  $    (0.08)  $    (0.25)
                                        -----------------------------------------------------------------
Weighted average number of basic and

  diluted common shares outstanding        9,402,886    5,940,798    9,402,886    5,921,842    7,162,590
                                        -----------------------------------------------------------------

See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the cumulative period of Development Stage Activity - January 1, 2003 through
June 30, 2005
-----------------------------------------------------------------------------------------------------------------------------------
                                                                Common Stock
                                       --------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                 Additional                     Other
                                        Number of                  Paid-In     Accumulated   Comprehensive            Comprehensive
                                         Shares     Par Value      Capital       Deficit      Income(Loss)     Total     Loss
                                       --------------------------------------------------------------------------------------------

Balance, January 1, 2003                4,902,886    $  4,903     $ 430,195     $ (449,785)    $       -    $ (14,687)
(pre-development stage)

Loss for the year - 2003                        -           -             -       (422,516)            -     (422,516)   $ (422,516)

Shares issued in acquisition            1,000,000       1,000        (1,000)             -             -            -
                                      ---------------------------------------------------------------------------------------------
       Balance, December 31, 2003       5,902,886       5,903       429,195       (872,301)            -     (437,203)
                                      ---------------------------------------------------------------------------------------------
Loss for the year - 2004                        -           -             -       (833,567)            -     (833,567)

Foreign currency translation adjustment         -           -             -              -       (53,120)     (53,120)   $ (886,687)

Shares issued in acquisition            3,450,000       3,450       746,550              -             -      750,000

Shares issued for professional services    50,000          50         9,950              -             -       10,000

Other                                           -           -        34,426              -             -       34,426
                                      ---------------------------------------------------------------------------------------------
       Balance, December 31, 2004       9,402,886       9,403     1,220,121     (1,705,868)      (53,120)    (529,464)
                                      ---------------------------------------------------------------------------------------------
Loss for six months - 2005                      -           -             -       (543,541)            -     (543,541)

Foreign currency translation adjustment         -           -             -              -        32,037       32,037    $ (511,504)

Other                                           -           -         1,631              -             -        1,631
                                      ---------------------------------------------------------------------------------------------
       Balance, June 30, 2005           9,402,886    $  9,403    $1,221,752    $(2,249,409)    $ (21,083) $(1,039,337)
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------
                                                                                     For the
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                     cumulative
                                                                                    period of
                                                                                   Development
                                                                                 Stage Activity-
                                                                For the six      January 1, 2003
                                                                months ended         through
                                                           ---------------------     June 30,
                                                           JUNE 30,     June 30,       2005
                                                            2005         2004
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss (development stage)                            $(543,541)  $(449,318)  $(1,799,624)
  Depreciation and amortization                              18,768      18,735        92,814
  Common stock issued for professional services                   -           -        10,000
  Changes in other current assets and
    current liabilities:
        Prepaid expenses and other                          (19,892)     20,946      (149,640)
        Accounts payable and accrued expenses              (263,282)    845,665     1,973,391
        Option deposit                                      100,000           -       100,000
                                                          ----------  ----------  ------------
        NET CASH FLOWS FROM (FOR) OPERATING ACTIVITIES     (707,947)    436,028       226,941
                                                          ----------  ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for licenses and related                    (248,032)          -      (428,856)
  Expenditures for oil and gas properties                   (36,456)   (433,444)     (770,674)
  Expenditures for property and equipment                    (1,710)          -        (2,868)
  Cash received in acquisition                                    -           -             6
                                                          ----------  ----------  ------------
        NET CASH FLOWS FOR INVESTING ACTIVITIES            (286,198)   (433,444)   (1,202,392)
                                                          ----------  ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from loans                                   982,191           -       982,191
  Additional paid-in capital                                  1,631      34,426        36,057
                                                          ----------  ----------  ------------
        NET CASH FLOWS FROM FINANCING ACTIVITIES            983,822      34,426     1,018,248
                                                          ----------  ----------  ------------
Effect of exchange rates on cash                             32,037           -       (21,083)
                                                          ----------  ----------  ------------
    Net increase in cash                                     21,714      37,010        21,714

Cash - beginning                                                  -          38             -
                                                          ----------  ----------  ------------
    Cash - ending                                         $  21,714   $  37,048   $    21,714
------------------------------------------------------------------------------------------------

See accompanying notes.

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

The Company currently operates through its wholly owned subsidiary Zaural Neftegaz (ZNG). ZNG has its principal place of business in Kurgan City, Kurgan province, Russia, and it is the sole and exclusive owner of the exploration licenses. In spring 2004, ZNG has begun geological and geophysical exploration works on the licensed areas.

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

3.  ACQUISITIONS:

Acquisition of ZNG took part in two steps. In May 2003, the Company issued 1,000,000 shares of its common stock for a 51% interest in ZNG. In June 2004, the Company purchased the remaining 49% of ZNG in exchange for 3,450,000 shares. The activities of ZNG have been included in the financial statements since the date of initial acquisition, and will be the foundation from which the Company intends to develop its business.

The Company is taking steps to perfect the previous acquistion of the 51% interest in ZNG in accordance with Russian law.

No accounting value was assigned to the net assets acquired and liabilities assumed as of the date of the initial purchase of 51% of ZNG:

Cash and other current assets            $    5,310
Property and equipment                        2,383
                                         ----------
                                              7,693
Current liabilities                         (7,693)
                                         ----------
   Net assets acquired                   $       -
                                         ----------

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

All Geological data is transformed into digital format, which enhances its market potential. Estimated useful life of the Geological Data covers the period of anticipated oil producing activities on the licensed area of approximately 25 years starting 2006. Therefore, amortization of this asset will commence January 2006 on a straight-line basis over its estimated 25 year useful life. Geological data will be tested for impairment based on the results of seismic and other exploration works, which are currently under way.

On June 28, 2004, the Company also opened a Canadian subsidiary through acquisition of 100% of the outstanding common shares of the newly incorporated Siberian Energy Group (Canada). Purchase price equaled $7, which also represents the book value of the capital subsidiary. Siberian Energy Group (Canada) was purchased for the purpose of opening an office in Toronto, Ontario.

4.  GOING  CONCERN:

These financial statements have been prepared assuming the Company will continue as a going concern, however, since inception of its current endeavor in 2003, it has not earned any revenues and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern.

Management is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue the process of development to achieve commercial production and sales of products. For the cumulative period ended June 30, 2005, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries. However, there can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ from the going concern basis.

5.  Option Agreement

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

6.  LOSS  PER  COMMON  SHARE:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Shares issuable for common stock options may have had a dilutive effect on earnings per share had the Company generated income during the periods through June 30, 2005.

7.  STOCKHOLDERS'  EQUITY:

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

These financial statements have been retroactively adjusted to January 1, 2003 to give effect for the new capital structure.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this discussion and elsewhere in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth under the heading "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

     The West-Suersky block was chosen by the Company as the most promising block, and the Company has already started studies on this area. The Company has performed gravimetric surveys and the field part of 2-dimensional seismic studies through experienced and reputable oil and gas service organizations in Russia, "Bazhenov Geophysical Expedition" and JSC "Bashneftegeofizika." ZNG has not begun exploratory drilling yet, as it is awaiting the two-dimensional seismic study results. Currently "Bashneftegeofizika" is processing data they collected during the summer of 2004 and preparing it for interpretation in order to identify the most prospective sites for drilling. The Company anticipates the results of this processing to be competed in the third quarter of 2005.

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

     The Company effected a 1:30 reverse stock split on September 17, 1999, a 3:1 forward stock split on October 2, 2000 and a 1:2 reverse stock split on May 2, 2005 (described in greater detail below)(the "Stock Splits"), and all share amounts listed throughout this report on Form 10-QSB reflect the Stock Splits, unless otherwise stated.


            RECENT EVENTS DURING THE THREE MONTHS ENDED JUNE 30, 2005

     In  April  2005,  the  Company  opened  an  office  in  Toronto,  Canada.

     On April 12, 2005, the Company appointed Timothy G. Peara to the Company's board of directors.

     The Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, which became effective May 2, 2005. The Amendment affected a 1:2 reverse stock split, re-authorized 100,000,000 shares of common stock, par value $0.001 per share, and authorized 10,000,000 shares of preferred stock, par value $0.001 par value per share. A majority of the Company's shareholders approved the Amendment by written consent to action without a meeting on April 22, 2005. The number of shares of the Company outstanding on the date the written consent was signed was 18,805,771 pre 1:2 reverse split shares and the number of shares which voted to approve the Amendment was approximately 13,542,692 pre 1:2 reverse split shares, which represented a majority of the issued and outstanding shares of the Company. As a result of the Amendment, the Company's common stock began trading under the new stock symbol "SIBN" on May 2, 2005.

CONSULTING  AGREEMENT  AND  APPLICATION FOR ADDITIONAL LICENSES IN KURGAN OBLAST

     On April 16, 2005, the Company entered into an agreement with Business - Standard, a consulting firm (the "Consultant"), which was subsequently amended by a Supplementary Agreement on April 25, 2005 and by a Supplementary Agreement N2 on August 16, 2005 (collectively the "Consulting Agreement") to identify the potential of detecting hydrocarbons on four additional fields in Kurgan oblast, Russia (as described below). Under the Consulting Agreement, the Consultant provided services to the Company for the period of three months, which services included:

o Collecting and studying geological information pertaining to previous exploratory activities on the territory of Kurgan oblast;
o Conducting an interpretation of the geological materials and profile correlation within the boundaries of the Vagay-Ishimskaya Basin, as well as identify prospective horizons for exploring hydrocarbon reviews;
o Performing the construction of structural-lithographic maps within the range of licensed fields offered at auction/tender;
o Providing legal guidance in connection with the process of obtaining additional licenses; and
o Providing the Company with geological information collected while performing services under the Consulting Agreement, including reports, supplementary notes, maps, explanation, descriptions and memoranda.

     The Consulting Agreement provides for the Company to pay Consultant the aggregate sum of $500,000 for the three additional licenses and $170,000 for the fourth license. The Company has paid $250,000 to Consultant from the proceeds received from BP (as described below) and has agreed to pay Consultant an additional $100,000 upon submission of the application for the fourth license, which amount the Company will receive from BP in connection with the Deed of Amendment to the Loan Agreement and Deed of Amendment to the Option Agreement, described in greater detail under Item 5. Other Information, below.
Additionally, the Company has agreed to pay the Consultant $250,000 upon receiving a notary certified copy of a letter from the Ministry of Natural Resources of the Russian Federation, confirming the Company's title to the three licenses the Company is attempting to acquire (as described below) and $70,000 upon receiving a confirmation regarding the fourth license, of which there can be no assurance. The Company believes that these funds will come from its JV CO with BP, if successfully formed, of which there can be no assurance.

     In April 2005, the Company submitted applications to the Regional Subsoil-use Agency of Russian Federation, Ural department ("Uralnedra") for three new exploration licenses. The application for the new licenses covers the following areas of Kurgan oblast, Russia:

     1.   Yuzhno-Voskresenski - total area 520 square kilometers
     2.   Zapadno-Petukhovski - total area 154 square kilometers
     3.   Lebyazhevski - total area 170 square kilometers

Additionally, in August 2005, the Company plans to submit an application for a fourth license in the same region:

     4.     Orlovo-Pashkovsky-2  -  total  area  92  square  kilometers

     The Company believes that these four licenses are attractive for the following reasons: they are located in proximity to the Company's existing licensed fields, they have well-developed infrastructure, and there are existing prior geological data on all three areas. In the 1980s, Russian State conducted initial geological works on the area including the three areas which the Company is attempting to license. If the licenses are awarded to ZNG, the results of prior conducted seismic surveys will be available to the Company through the Geological Fund of the Ministry of Natural Resources of Russian Federation.

In September 2005, Uralnedra will review applications submitted by approximately five candidates for the new licenses and will conduct an auction in October 2005. The price per license of the four licenses may vary significantly, however similar parcels have been sold in the past from between $50,000 and $500,000 per parcel and the licenses will be granted to the highest bidder at the auction. The Company is planning to finance the acquisition of any new licenses it obtains through a joint venture arrangement with a third party, of which there can be no assurance. In the event that the Company wins any or all of the licenses at auction, of which there can be no assurance, it will be in the legal position to start geological works on such licensed parcels within a few months of the end of the auction. The Company does not currently have the cash on hand to purchase such licenses if won at auction, nor does the Company have sufficient cash on hand to begin geological activities on such licensed parcels, if won by the Company at auction.

OPTION  AGREEMENT  WITH  BALTIC  PETROLEUM

     On April 28, 2005, the Company entered into an Option Agreement (the "Option") with Baltic Petroleum Limited ("BP") which replaced an Option Agreement and Memorandum of Understanding that the Company had entered into with BP on January 24, 2005. Under the Option, the Company granted BP the right to participate with the Company in a joint venture company ("JV CO") for, among other things, the exploration and development of the Company's four licenses for exploration in the Kurgan region of Siberia (the "Existing Licenses"). BP has paid the Company $967,940 under the Initial Loan and has exercised its Option. Completion of the purchase of the share capital of JV CO is conditioned upon BP being satisfied with any due diligence investigations that it undertakes relating to the Company, ZNG and JV CO and with the terms of the joint venture documents; JV CO owning 100% of ZNG; the Company and ZNG having executed joint venture documents; and the Company and BP having complied in all material respects with their respective obligations under the Option (the "Completion"). Upon Completion, the Company will transfer 100% of the Company's ownership interest in OOO Zauralneftegaz ("ZNG") to the Joint Venture, and the Company will transfer 50% of the JV CO interest to BP for a nominal sum and the agreement by BP to provide future funding to JV CO as detailed in the Option. Pursuant to the Option, BP is currently conducting due diligence, which the Company anticipates being completed by the end of August 2005. In the event that the Option terminates because any of the conditions for Completion have not been satisfied (other than by reason of a breach by BP of its obligations under the Option), the Company shall pay BP liquidated damages in the amount of $500,000 on October 31, 2005, and $500,000 on February 28, 2006. The Option Agreement provides that BP will consider, at its discretion and in good faith, requests by the Company for additional funding required by ZNG prior to the Completion. Following Completion, BP will be responsible for funding JV CO.

     On April 28, 2005, in connection with the Option, ZNG entered into a loan agreement (the "Loan Agreement") with BP. The Company guaranteed (the "Guarantee") the obligations of ZNG to BP under the Loan Agreement and granted BP a security interest and continuing lien (the "Security Agreement") on the Company's right, title and interest in and to the Company's 100% participatory interest in ZNG to secure ZNG's obligations under the Loan Agreement and the Company's obligations under the Guarantee. The Company also agreed to subordinate its rights with respect to any debt obligations that ZNG currently owes, or may owe, to the Company and any security interest to the rights of BP with respect to ZNG's obligations under the Loan Agreement. On Completion, JV CO will assume liability for the Advances by BP making an additional loan to JV CO equal to the outstanding Advances to enable ZNG to repay BP and the Company will be released from the Guarantee and the Security Agreement.

     On April 28, 2005, also in connection with the Option, ZNG entered into a license agreement (the "License Agreement") with BP. Under the License Agreement, ZNG granted BP an exclusive, royalty-free, worldwide, perpetual license to use certain two-dimensional seismic, gravimetric and other geological data owned by or to be acquired by ZNG (the "Data"). BP uses and will continue to use the Data to re-process it into amended formats (the "Results"). Pursuant to the License Agreement, BP granted ZNG a non-exclusive, royalty-free, worldwide, perpetual license to use the Results when they become available. ZNG and BP retain all right, title to, and interest in the Data and the Results, respectively. Neither ZNG nor BP has any right to grant sub-licenses without the consent in writing of the other. BP undertook to keep the Data confidential with limited disclosure only when necessary to its officers, employees, agents, consultants and sub-contractors to the extent such disclosure is required to re-process the Data into amended formats. ZNG undertook to keep the Results confidential with similar limited disclosure. In addition, ZNG agreed that while any amount of the loan facility is outstanding, ZNG will not disclose the Data to any third party except with the prior written consent of BP.

     On April 28, 2005, in connection with the Option Agreement, ZNG entered into the Loan Agreement with BP. Pursuant to the Loan Agreement, BP will make available to ZNG a loan facility of US $1,267,860 (the "Commitment" or "Initial Loan"). ZNG may drawdown the Commitment by requesting advances (the "Advances") not less than ten (10) days in advance of the date on which an Advance is to be made. The Advances are to be used for the purpose of paying outstanding invoices and discharging outstanding amounts due by ZNG, paying salaries of certain employees of the Company and ZNG for April through July 2005, paying costs associated with obtaining additional exploration licenses in the Kurgan region, and making a deposit consistent with Russian banking and currency regulation requirements, as such purposes are specifically set forth in the Loan Agreement. As of June 30, 2005, the Company had received $967,940 of the Initial Loan from BP, which amount has been spent by the Company in connection with monies owed, as described under "Liquidity and Capital Resources," below, and plans to receive $102,041 in connection with the Deed of Amendments described below, subsequent to the filing of this report on Form 10-QSB. Upon Completion, which the Company can give no assurance will occur, BP agreed to make an additional loan to JV CO equal to the amount outstanding under the Initial Loan (currently approximately $967,940) to enable JV CO to make an inter-company loan to ZNG to enable it to repay the Initial Loan. Additionally, the Company shall be released from its obligations under the Guarantee and Security Agreement following
Completion, of which there can be no assurance. Interest accrues on the outstanding Advances at a rate of twelve percent (12%) per annum on a daily basis and is payable on October 31, 2005 ("Maturity"), along with all outstanding Advances. ZNG may repay all or any part of the outstanding Advances prior to Maturity upon ten (10) days written notice to BP; provided that, in the case of a partial repayment, ZNG must pay an amount of not less than US $50,000. For purposes of the Loan Agreement, the term "Event of Default" includes, but is not limited to, the appointment of a trustee in bankruptcy in respect of ZNG, the Company or any of their respective assets, an order or effective resolution for the winding up of ZNG or the Company, a stop payment (or the announcement of an intention to stop payment) by ZNG or the Company of all or any class of its debt, a cessation (or the threat of a cessation) of the respective businesses of ZNG or the Company, a substantial change in the nature of their respective businesses, the appointment of a receiver in respect of any property of ZNG or the Company, a failure to pay any amount under the Loan Agreement when the same becomes due, insolvency of either ZNG or the Company, a failure to comply with any of the covenants of the Loan Agreement, the application of an Advance for a purpose other than the applicable purposes specifically set forth in the Loan Agreement, the distribution of an Advance otherwise than in accordance with the Loan Agreement, the termination of the Option Agreement, the performance or compliance by the Company under the Security Agreement becomes unlawful, any obligations thereunder cease to be legal, valid, binding or enforceable, the same are required by applicable law or regulation to be waived, amended, modified or abandoned, or the Security Agreement does not create the security interest it purports to create. On or at any time after the occurrence of an Event of Default, BP may cancel the loan and/or declare that all or part of the outstanding Advances, together with accrued interest and all other amounts accrued be immediately due and payable or that all or part of the outstanding Advances are payable upon demand.

     In an Event of Default, any amounts that become immediately due and payable or payable upon demand will generally be payable within five (5) days of notice or demand, whichever is applicable. If an event of default occurs because BP, acting reasonably, forms an opinion that any event or series of events has occurred that might have a material and adverse effect on the financial condition of ZNG or its ability to comply with its obligations under the Loan Agreement, the amounts will instead be payable within three (3) months notice or demand. In the event that ZNG is required to withhold Russian profits tax from any amount payable under the Loan Agreement by ZNG to BP, ZNG will be required to increase the payment that it is otherwise required to make to BP to such extent that the net amount received by BP after such withholding is equal to the gross amount required to be paid under the Loan Agreement. ZNG is responsible for satisfying all requirements of Russian Federation law and regulation in respect of the loan, each Advance and any matter contemplated by the Loan Agreement including, but not limited to, placing two percent (2%) of each Advance in a special deposit account to satisfy Russian banking and currency control regulations. In addition, ZNG agreed to indemnify BP for any loss or damage (including legal fees) that BP may suffer as a result of the same being in contravention of such law or regulation.

     On April 28, 2005, in connection with the Loan Agreement, the Company guaranteed (the "Guarantee") the obligations of ZNG to BP under the Loan Agreement and granted BP a security interest and continuing lien (the "Security Agreement") on the Company's right, title and interest in, to the Company's 100% participatory interest in ZNG to secure ZNG's obligations under the Loan Agreement and its own obligations under the Guarantee. The Guarantee provides, in relevant part, that the Company guarantees punctual performance by ZNG of all of the obligations under the Loan Agreement, undertakes to immediately on demand pay any amount whenever ZNG does not pay such amount when due under the Loan Agreement, and indemnifies BP against any cost, loss or liability suffered by BP if any obligation guaranteed by it is or becomes unenforceable, invalid or illegal. The Company waived any right it may have of first requiring BP to proceed against or enforce any other rights, security or claim payment from any person before claiming any amounts from the Company under the Guarantee. In addition, until all amounts may be or become payable by ZNG under, or in connection with, the Loan Agreement have been irrevocably paid in full, the Company will not seek recourse from ZNG or any other guarantor of ZNG's obligations under the Loan Agreement and will not take the benefit of any rights that Company may have under the Loan Agreement or of any other guarantee or security taken pursuant to, or in connection with, the Loan Agreement. On
Completion, JV CO will assume liability for the Advances by BP making an additional loan to JV CO equal to the outstanding Advances to enable ZNG to repay BP and the Company will be released from the Guarantee and the Security Agreement.

     As of the date of the filing of this quarterly report, BP has exercised its option to participate in the JV CO with the Company. Additionally, at the time BP exercised its options, it required that the Company complete the perfection of the Company's acquisition of ZNG through the following steps:

     1)     clarifying  the  contract  on  the  acquisition  of  49%  of  ZNG;
     2) paying the purchase price for the 51% of ZNG directly to OOO Region rather than through netting-off of mutual obligations between SEG-ZNG-Region.

      To satisfy these requirements On August 2, 2005, the Company entered into a Clarification To The Contract Of Purchase and Sale of the Share In Charter Capital of LLC "Zauralneftegaz" Dated 25 May 2004, which clarified the terms of the Company's original purchase of 49% of ZNG, for a price of $172 and 6,900,000 pre-reverse split restricted shares of the Company's common stock. As of the filing of this quarterly report, the Company is working to finalize an agreement to perfect its 51% acquisition of ZNG, which was affected in May 2003.

     On August 15, 2005, the Company entered into a Deed of Amendment with BP, whereby BP and the Company changed the terms of the Option Agreement, to make available to ZNG an additional loan of up to $173,468, for the purpose of making additional payments to Business Standard in connection with the application for a fourth license (as described above).

     On August 16, 2005, ZNG entered into a Deed of Amendment with BP, whereby BP and ZNG changed the terms of the Loan Agreement to provide for an additional loan of up to $173,468 to be made to ZNG for the purpose of making additional payments to Business Standard, in connection with the application for a fourth license (as described above). The Company expects to receive approximately $102,041 in connection with the Deed of Amendment in August 2005, subsequent to the filing of this report on Form 10-QSB (collectively with the Deed of Amendment above, the "Deed of Amendments").

PLAN  OF  OPERATIONS  FOR  THE  NEXT  TWELVE  MONTHS

     The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders, of which there can be no assurance, without committing to the scheduled program of oil fields development in Russia. However, additional external funding is required in order to align with the Company's exploration and development program. It is anticipated that private equity from the current investor group will finance initial surveys up to $1 million. The Company expects to finance a secondary survey and initial exploration to the point of establishing proven reserves, if commercial amounts of hydrocarbon are discovered, through equity financing, conducted through institutional partners, and/or debt. This cost is estimated at approximately $5 million and includes drilling of an exploratory and a prospecting well, followed if necessary by additional geological research to quantify the deposits. Future exploration and development is expected to be financed through debt which SEG believes will be forthcoming if reserves are proven. However, the Company can give no assurances that it will be able to continue its business operations until hydrocarbon reserves are found, if at all.

     The following actions are planned for the next twelve months: office analysis of field materials projected onto gravimetric diagrams (1:50,000 scale) and seismic works and interpretation with the subsequent recommendation for placing exploratory wells. Drilling is projected to begin during the fourth quarter of 2005 and results on the initial wells are expected as early as June 2006.

     The Company currently has no plans to purchase any plant facilities or significant equipment within the next 12 months. The Company does not expect any significant changes in the number of employees during the next 12 months.

     In the past, the Company has obtained cash financing from organizing stockholders in the form of loans and advances. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce or abandon its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

ESTIMATE  OF  AMOUNT  OF  TIME  SPENT  ON  RESEARCH  AND  DEVELOPMENT

     A  business  plan  was  developed  over the course of three months in 2003.
During that time period, market research was conducted. These costs were directly borne by the Company and are not being transferred to customers.
Research and development activities in the oil and gas field are the primary activities of the Company at the current time. The Company has conducted gravimetric and seismic works on the licensed areas. Costs incurred as of June 30, 2005 were $705,000.

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

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

     Going  Concern
     --------------

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern; however, since inception of its current endeavors in 2003, the Company has not earned any revenues and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern. The Company is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue the process of development to achieve commercial production and sales of products. For the cumulative period ended June 30, 2005, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries. As discussed elsewhere in this report, the Company obtained debt financing subsequent to June 30, 2005. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

RESULTS  OF  OPERATIONS

Three  Months  ended  June 30, 2005 Compared to Three Months Ended June 30, 2004
--------------------------------------------------------------------------------

     The Company had no revenues for either the three months ended June 30, 2004, or the three months ended June 30, 2005.

     Total expenses increased $49,159 or 18.2% to $320,007 for the three months ended June 30, 2005, compared to $270,848 for the three months ended June 30, 2004. This increase was due to an increase in other expenses of $83,767 or 365% to $106,728 for the three months ended June 30, 2005, from $22,961 for the three months ended June 30, 2004, an increase in finance charges and interest of $16,093 to $16,093 for the three months ended June 30, 2005, from $-0- for the three months ended June 30, 2004, and an increase in rent and occupancy of $3,967 to $18,499 for the three months ended June 30, 2005, compared to $14,532 for the three months ended June 30, 2004; which was offset by a decrease of $22,051 or 14.8% in salaries, to $126,806 for the three months ended June 30, 2005, compared to salaries of $148,857 for the three months ended June 30, 2004, a decrease in professional and consulting fees of $32,554 or 43.4% to $42,497 for the three months ended June 30, 2005, compared to professional and consulting fees of $75,051 for the three months ended June 30, 2004 and a decrease in depreciation and amortization of $63 or 0.7%, to $9,384 for the three months ended June 30, 2005, as compared to $9,447 for the three months ended June 30, 2004.

     The $106,728 in other expenses for the three months ended June 30, 2005 included $64,902 in travel expenses including the cost of hotel stays, transportation between New York, London and Russia, business lunches, and auto expenses; $14,182 in marketing and advertising costs; $10,625 in filing and transfer agent fees; and $17,019 in other miscellaneous business operation fees and expenses.

     Net loss for the three months ended June 30, 2005 increased by $49,159 or 18.2% from $270,848 for the three months ended June 30, 2004 to $320,007 for the three months ended June 30, 2005. Although net loss increased, basic and diluted loss per common share decreased by $0.02 from $(0.05) for the three months ended June 30, 2004 to $(0.03) for the three months ended June 30, 2005. The decrease in basic and diluted loss per common share was due to the issuance of additional shares during the third and fourth quarters of 2004, which resulted in a greater number of shares issued and outstanding as of June 30, 2005 than as of June 30, 2004.

Six  Months  ended  June  30,  2005  Compared  to Six Months Ended June 30, 2004
--------------------------------------------------------------------------------

     The Company had no revenues for either the six months ended June 30, 2004, or the six months ended June 30, 2005.

     Total expenses increased $94,223 or 20.1% to $543,541 for the six months ended June 30, 2005, compared to total expenses of $449,318 for the six months ended June 30, 2004. The increase in total expenses was mainly attributable to an increase in rent and occupancy of $18,277 or 75.1% to $42,630 for the six months ended June 30, 2005, compared to $24,353 for the six months ended June 30, 2004, which was mainly attributable to the Company's rent for its Toronto, Ontario, Canada office, which rent began in January 2005, an increase in finance charges and interest of $16,093 to $16,093 for the six months ended June 30, 2005, compared to $-0- for the six months ended June 30, 2004, an increase in depreciation and amortization expense of $33 or 0.18% to $18,768 for the six months ended June 30, 2005, compared to $18,735 for the six months ended June 30, 2004 and an increase in other expenses of $89,861 or 192.8% to $136,481 for the six months ended June 30, 2005, as compared to $46,620 for the six months ended June 30, 2004, which was offset by a decrease of $25,835 or 9.4% in salaries, to $248,724 for the six months ended June 30, 2005, as compared to salaries of $274,559 for the six months ended June 30, 2004 and a decrease in professional and consulting fees of $4,206 or 4.9% to $80,845 for the six months ended June 30, 2005, as compared to professional and consulting fees of $85,051 for the six months ended June 30, 2004. Total expenses increased because of additional costs associated with our status as a public company, the lease of office space in Russia and Canada that began in January 2005, and other factors such as an increase in our efforts to raise capital.

     The $136,481 in other expenses for the six months ended June 30, 2005 included $90,999 in travel expenses including the cost of hotel stays, transportation between New York, London and Russia, business lunches, and auto expenses; $14,182 in marketing and advertising costs; $10,625 in filing and transfer agent fees; and $20,675 in other miscellaneous business operation fees and expenses.

     Net loss for the six months ended June 30, 2005 increased by $94,223 or 21%, to $543,541 for the three months ended June 30, 2005, as compared to $449,318 for the three months ended June 30, 2004. Although net loss increased, basic and diluted loss per common share decreased by $0.02 from $(0.08) for the six months ended June 30, 2004 to $(0.06) for the six months ended June 30, 2005. The decrease in basic and diluted loss per common share was due to the issuance of additional shares during the third and fourth quarters of 2004, which resulted in a greater number of shares issued and outstanding as of June 30, 2005 than as of June 30, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2005, the Company's current assets were $176,658, which consisted of cash of $21,714 and prepaid expenses and other of $154,944. Total assets for the Company as of June 30, 2005 were $2,038,625. Total assets consisted of $750,000 of net geological data, $770,674 of unproved oil and gas properties, $90,417 of net licenses, $248,032 of license deposit and $2,844 of net property and equipment. The $750,000 of geological data includes, data, maps and reports from the 12 test wells drilled between 1979-1986, including a lithologic description of rock, summaries of geophysical research of well shafts and a laboratory analysis of rock age; profile sections; correlation schemes; geological and set maps; and an independent geological evaluation of oil reserves on the licensed areas performed in 2004, and $176,558 of current assets.

     As of June 30, 2005, the Company had current liabilities of $3,077,962. This was due to $982,191 of loans payable, $585,852 of accounts payable to related parties, $490,641 of accounts payable to others, $919,278 of accrued payroll, and $100,000 of option deposit from BP. The $919,278 of accrued payroll included approximately $501,185 of accrued salaries of our officers and directors. The $585,852 of accounts payable to related parties included $180,790.66 which is payable to our Chief Executive Officer, David Zaikin and $164,393.12 payable to our Director, Sergey Potapov, which amounts were previously loaned to the Company and bear no interest. Mr. Potapov has two loan agreements with the Company, whereby he agreed to loan an aggregate of 4 million rubles (approximately US $140,746 as of the filing of this Report on Form 10-QSB) to the Company for an indefinite period of time. The loan agreements also provide that the Company will repay Mr. Potapov within seven days of a claim made to the Company to return the monies loaned. This agreement bears no interest and the Company owed Mr. Potapov approximately $164,393 in connection with the loan agreements as of June 30, 2005. Additionally, the Company has a loan agreement in place with a shareholder of the Company, which loan agreement provides for the shareholder to loan an aggregate of 5,152,225 rubles (approximately US $181,289 as of the filing of this Report on Form 10-QSB) to the Company for an indefinite period of time. The loan agreement provides for Company to repay the shareholder upon seven days of a claim from the shareholder to return the amounts owed under the loans. The loaned amounts bear no interest, and the Company owed the shareholder approximately $177,951 was owed to the shareholder under the loan agreement on June 30, 2005.

     As of June 30, 2005, the Company had negative working capital of $1,039,337.

     For the six months ended June 30, 2005, the Company had $707,947 in net cash flows for operating activities. This was attributable to net loss of $543,541, depreciation and amortization of $18,768, prepaid expenses and other of $19,892, accounts payable and accrued expenses of $263,282 and option deposit of $100,000.

     The Company spent $286,198 in net cash flows for investing activities for the six months ended June 30, 2005, which consisted of $248,032 of expenditures for licenses and related, $36,456 of expenditures for oil and gas properties and $1,710 of expenditures for property and equipment.

     The Company had $983,822 of net cash flows from financing activities for the six months ended June 30, 2005, which consisted of $982,191 of net proceeds from loans and $1,631 of additional paid in capital.

     The Company received $100,000 from Baltic Petroleum Limited ("BP") for the option that the Company gave to BP to participate with the Company in a joint venture company for, among other things, the exploration and development of the Company's four licenses for exploration in the Kurgan region of Siberia. In conjunction with the Option, BP provided ZNG with a loan facility of $1,267,860 for specific purposes which include the payment for outstanding amounts for geological works, salaries to employees for the period from April to July 2005, and research work toward potential new fields, of which the Company had received and spent $967,940 as of June 30, 2005. The Company spent the $967,940 as follows, $375,000 towards amounts due to Basneftegeofizika and $178,524 to Bazhenov Expedition for services rendered in connection with surveys which were performed; $250,000 to Business Standard in connection with services rendered in connection with the gathering of data and information on various new exploration licenses; $126,000 for salaries for certain employees of the Company for the months of April, May and June; $15,148 to pay amounts owed to Geodata Consulting for services performed for the Company in its role as supervisor over gravimetric and seismic surveys which were performed on the Company's licensed blocks; $3,313 to JSC Central Geophysical Expedition for preparation and estimates of costs for the Company's seismic works; with the remaining amount being placed in a special deposit account to satisfy Russian banking and currency control regulations. Additionally, in connection with the Deed of Amendments described above, the Company expects to receive an additional $102,041 from BP, which amount the Company will use to pay Business Standard and use to satisfy Russian banking and currency control regulations in connection with the application for a fourth application for a license in the Kurgan region (as described above).

     The Company has guaranteed the loan facility and has granted BP a security interest and continuing lien on the Company's right, title and interest to the Company's 100% participatory interest in ZNG. The Company is taking additional steps in an attempt to raise equity capital and/or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

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


WE MAY BE REQUIRED TO PAY LIQUIDATED DAMAGES, AND WOULD BE FORCED TO REPAY SUBSTANTIAL AMOUNTS RECEIVED, TO BALTIC PETROLEUM LIMITED IN THE EVENT THAT THE OPTION TERMINATES

     In the event that the Option terminates because any of the conditions for Completion (as described above) have not been satisfied (other than by reason of a breach by BP of its obligations under the Option), the Company shall pay BP liquidated damages in the amount of $500,000 on October 31, 2005, and $500,000 on February 28, 2006. Additionally, if the option were to terminate, the Company would owe the full amount of approximately $967,940 received from BP in connection with the Loan Agreement, which amount will be repaid by the JV CO, if the joint venture with BP is completed. The Company's operations do not currently generate any revenues and the Company spent the $967,940 received from BP as of June 30, 2005 and the $102,041 which the Company expects to receive from BP in connection with the Deed of Amendments in August 2005, subsequent to the filing of this report on Form 10-QSB. The Company does not currently have sufficient cash on hand and/or current assets to pay the aggregate of $1,000,000 in liquidated damages and the approximately $1,069,981 which the Company expects to be owed to BP, after the receipt of money in connection with the Deed of Amendments. If the Company is forced to pay the $1,000,000 in liquidated damages and/or the $1,069,981 owed to BP, it may be forced to sell off some or all of its exploration licenses, oil and gas properties and/or geological data and may be forced to curtail or abandon its business plan.

RISK  OF  CONTINUING  OUR  BUSINESS  PLAN  WITHOUT  ADDITIONAL  FINANCING

     We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders, without committing to the scheduled program of oil fields development in Russia. Additionally, we have received approximately $1 million from BP, which we have since spent on various purposes, including paying our consultants for services performed in connection with surveys previously performed on our licensed area. An issue of shares is expected to finance a secondary survey and initial exploration to the point of establishing proven reserves, if commercial amounts of hydrocarbon are discovered. This cost is estimated at approximately $5 million and includes drilling of an exploratory and a prospecting well, followed if necessary by additional geological research to quantify the deposits. Future exploration and development is expected to be financed through debt which the Company believes will be forthcoming if reserves are proven. However, the Company can give no assurances that it will be successful in finding hydrocarbon reserves. If we are unable to raise the additional funds required for planned exploration and extraction activities, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

WE WILL NEED SUBSTANTIAL FINANCING AND SUBSTANTIAL TIME BEFORE WE ANTICIPATE GENERATING REVENUES, IF ANY

     The Company anticipates the need for approximately $15,000,000 prior to the Company's expected generation of any revenues. Currently the Company has not raised any of this financing and the Company can make no assurances that this financing will ever be raised. The Company also does not expect to generate any revenues until at least 2006, assuming the $15,000,000 can be raised, of which there can be no assurance. Therefore, investors should keep in mind that even if the Company is able to raise the substantial amounts of additional financing it requires, it could still be years before the Company generates any revenue, if ever. If the Company does not raise the $15,000,000 which it anticipates needing to generate revenues, which, even if generated, will likely not be great enough to sustain the Company if no revenues are generated and hydrocarbon reserves are located, the Company may be forced to abandon or curtail its current business plan.

WE MAY BE UNABLE TO CLOSE OUR PLANNED JOINT VENTURE AGREEMENT, WHICH COULD FORCE US TO ABANDON OUR BUSINESS PLAN

     On April 28, 2005, we entered into an Option Agreement with Baltic Petroleum Limited ("BP"), which gave BP the right to participate with us in a joint venture company ("JV CO"). Subsequently, BP has raised concerns with us over our acquisition of ZNG, and we are currently working through perfecting that acquisition. If we are unable to perfect the acquisition of ZNG, it is likely that BP will not enter into the JV CO with us and we will be responsible for the $967,940 received in connection with a loan which we have already received from BP and the $102,041 we expect to receive from BP in connection with the Deed of Amendments, subsequent to the filing of this report on Form 10-QSB. Additionally, we are currently working with BP to finalize the terms of the JV CO, and if the JV CO is not finalized, we will continue to be responsible for the $967,940 loan and $102,041 which we expect to receive in connection with the Deed of Amendments (as described above), which may be assumed by the JV CO, assuming it is formed. As a result, we may be forced to abandon or curtail our business operations as a result of BP not entering into the JV CO with us or if we are unable to finalize the terms of the JV CO.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN

     As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of December 31, 2004, was $1,256,083, and the total cumulative deficit was $1,705,868, which included $449,785 of pre-development stage deficit. As of June 30, 2005, our development stage deficit was $1,799,624 and our pre-development stage deficit was $449,785 and we had a total cumulative deficit of $2,249,409. We had $919,278 in accrued and unpaid salaries as of June 30, 2005. The Company is currently being funded by existing shareholders but it will need an additional $1,000,000 to complete geological works which are underway. There is a risk that we will never begin production and our Company will never generate any revenues. If throughout our oil exploration we find no viable wells, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN

     Our Company currently has a poor financial position. We have not generated any revenues, discovered any hydrocarbon reserves or begun production on any wells. There is a risk that we will not find enough, or even any, viable wells which we require to generate enough profits for your investment in our Company to appreciate. If we never generate any revenues, our Company may be forced to curtail or abandon its business plan and your shares may become worthless.

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

     The Company holds four (4) exploration licenses acquired on March 7, 2003, to explore four individual properties in the Kurgan province of Russia. These licenses require the Company to conduct seismic surveys on the properties and to report any discoveries to the regional government. The licenses are currently classified as 5-year exploration licenses and are convertible into 25-year production licenses upon discovery of hydrocarbon reserves, of which there is no assurance. Additionally, the Company can request and may be granted an extension if the Company can show initiative to continue and finalize all exploratory activities on the licensed areas. Therefore, under the Russian Ministry of Natural Resources ("Ministry") current policies, the Company's exploration licenses may be extended indefinitely as long as all of the terms and conditions of the licenses are met. The Ministry may not withdraw the licenses at the end of the initial five-year period, or thereafter, if the exploration activities are ongoing and privately funded. However, there is a risk that the Company will not have the financial resources on March 7, 2008, at the end of the five-year license term, to conduct exploration activities which will satisfy the license agreement and allow the Company to extend the term of the license until viable resources are discovered, if ever, and the licenses can be converted into production licenses, of which there can be no assurances. Additionally, the Company may require the approval of federal and state government agencies for conversion of its exploration licenses to production licenses, which may not be granted. If the Company's exploration licenses expire because the Company cannot show the initiative to continue and finalize exploration activities at the end of the initial five-year term of the licenses, or the government does not allow the Company's exploration licenses to be converted into production licenses, it would cause the Company's revenues to decrease, which in turn would lead to a decrease in the value of any securities held by investors in the Company.

IF  WE  DO  PRODUCE  OIL,  WE  WILL  BE  REQUIRED  TO  SELL 70% OF OUR CRUDE OIL
PRODUCTION  IN  THE  DOMESTIC  RUSSIAN MARKET, LEAVING ONLY 30% OF OUR CRUDE OIL
PRODUCTION  TO  BE  SOLD  IN  THE  MORE  LUCRATIVE  FOREIGN  MARKETS.

     There is a risk that if commercial hydrocarbon reserves are discovered, of which there is no assurance, that the Company will be constrained as to the amounts it can export to foreign markets. Currently it is more advantageous to export crude oil, because domestic Russian prices of Urals blend oil are lower than foreign market prices. However, Russia has export quota restrictions on the amount of oil which any company can export to foreign markets. The current percentage of crude oil allowed to be exported to foreign markets is approximately 30%. The remaining 70% cannot be exported as crude oil, but only as a refined product such as gasoline or kerosene. If the Company fails to refine its products, if any, it will be required to sell 70% of its crude oil in the domestic Russian market. If the Company decides to refine the oil it finds, if any, it will entail substantial expenditures. Even if we are able to produce oil, we may still not be able to generate enough revenues to recoup the costs of exploration and production, because we will only be able to sell 30% of our crude oil production to the larger more lucrative foreign markets. If we are unable to generate sufficient revenues, we may be forced to abandon our business plan or curtail future exploration activities.

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

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     On April 1, 2005, the Registrant agreed to issue 30,000 shares of common stock to Timothy G. Peara, which shares have not been issued as of the date of this report, in consideration for consulting services. Also on April 1, 2005, the Registrant agreed to issue options to Mr. Peara as a bonus to purchase an aggregate of 100,000 shares of the Registrant's common stock at an exercise price of $0.30 per share. The option agreement covering the options described below is currently in the process of being finalized by the Company and Mr. Peara, and as such, the information listed below is not final as no option agreement has been signed by the parties.


     The options expire on May 1, 2006 with respect to 500,000 shares, and on May 1, 2007 with respect to the remaining 50,000 shares. Mr. Peara became a director of the Registrant on April 12, 2005, and the Registrant proposed an option plan for Mr. Peara in consideration for his services as a director. The options will be granted as follows:

          2005 - 100,000 shares at $0.60 per share;
          2006 - 100,000 shares at $0.60 per share; and 2007 - 100,000 shares at an exercise price of 110% of the average closingprices for the three monthsprior to each grant date.

     These options are exercisable within a period of 4 years from the applicable grant date or within 3 months from termination of directorship. The Registrant claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuances will not involve a public offering, Mr. Peara will take the securities for investment and not resale and the Registrant will take appropriate measures to restrict transfer.

     On April 4, 2005, ZNG entered into an agreement effective March 29, 2005, whereby ZNG agreed to transfer 2,000,000 shares of the Company's common stock held by ZNG to an individual for 50,000 Russian rubles (or approximately US
$1,798 based on the exchange rate on March 29, 2005). The Company originally issued the shares to ZNG in connection with the Company's acquisition of ZNG which occurred on May 29, 2003, with respect to 51% of ZNG, and May 24, 2004, with respect to the remaining 49% of ZNG, with the intention that the shares would be distributed and not maintained by ZNG. While this agreement remains in effect, the Company is currently taking steps to perfect the acquisition of the 51% interest in ZNG, which it hopes to accomplish by canceling the prior agreements regarding the sale of the 51% in ZNG and entering into a new agreement for the purchase of a 51% interest in ZNG for 50,000 rubles.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On April 22, 2005, an amendment to the Company's Articles of Incorporation was approved by written consent to action without a meeting of a majority of the Company's shareholders ("Amendment"). The Amendment, which became effective May 2, 2005, affected a 1:2 reverse stock split, re-authorized 100,000,000 shares of common stock, par value $0.001 per share, and authorized 10,000,000 shares of preferred stock, par value $0.001 par value per share. A majority of the Company's shareholder approved the Amendment by written consent to action without a meeting on April 22, 2005. The number of shares of the Company outstanding on the date the written consent was signed was 18,805,771 pre 1:2 reverse split shares and the number of shares which voted to approve the Amendment was approximately 13,542,692 pre 1:2 reverse split shares, which represented a majority of the issued and outstanding shares of the Company. As a result of the Amendment, the Company's common stock began trading under the new stock symbol "SIBN" on May 2, 2005.

ITEM  5.     OTHER  INFORMATION.

     CONSULTING  AGREEMENT  AND  APPLICATION  FOR  ADDITIONAL  LICENSES
     IN  KURGAN  OBLAST

     On April 16, 2005, the Company entered into an agreement with Business - Standard, a consulting firm (the "Consultant"), which was subsequently amended by a Supplementary Agreement on April 25, 2005 and by a Supplementary Agreement N2 on August 16, 2005 (collectively the "Consulting Agreement") to identify the potential of detecting hydrocarbons on four additional fields in Kurgan oblast, Russia (as described below). Under the Consulting Agreement, the Consultant provided services to the Company for the period of three months, which services included:

     o Collecting and studying geological information pertaining to previous exploratory activities on the territory of Kurgan oblast;
     o Conducting an interpretation of the geological materials and profile correlation within the boundaries of the Vagay-Ishimskaya Basin, as well as identify prospective horizons for exploring hydrocarbon reviews;
     o Performing the construction of structural-lithographic maps within the range of licensed fields offered at auction/tender;
     o Providing legal guidance in connection with the process of obtaining additional licenses; and
     o Providing the Company with geological information collected while performing services under the Consulting Agreement, including reports, supplementary notes, maps, explanation, descriptions and memoranda.

     The Consulting Agreement provides for the Company to pay Consultant the aggregate sum of $500,000 for the three additional licenses and $170,000 for the fourth license. The Company has paid $250,000 to Consultant from the proceeds received from BP (as described below) and has agreed to pay Consultant an additional $100,000 upon submission of the application for the fourth license, which amount the Company will receive from BP in connection with the Deed of Amendment to the Loan Agreement and Deed of Amendment to the Option Agreement, described in greater detail under Item 5. Other Information, below.
Additionally, the Company has agreed to pay the Consultant $250,000 upon receiving a notary certified copy of a letter from the Ministry of Natural Resources of the Russian Federation, confirming the Company's title to the three licenses the Company is attempting to acquire (as described below) and $70,000 upon receiving a confirmation regarding the fourth license. The Company hopes to obtain these funds through its JV CO which it is currently forming with BP, of which there can be no assurance.


     In April 2005, the Company submitted applications to the Regional Subsoil-use Agency of Russian Federation, Ural department ("Uralnedra") for three new exploration licenses. The application for the new licenses covers the following areas of Kurgan oblast, Russia:

     1.   Yuzhno-Voskresenski - total area 520 square kilometers
     2.   Zapadno-Petukhovski - total area 154 square kilometers
     3.   Lebyazhevski - total area 170 square kilometers

     In August 2005, the Company plans to submit an application for a fourth license in the same region:

     4.     Orlovo-Pashkovsky-2  -  total  area  92  square  kilometers

     The Company believes that these four licenses are attractive for the following reasons: they are located in proximity to the Company's existing licensed fields, they have well-developed infrastructure, and there are existing prior geological data on all three areas. In the 1980s, Russian State conducted initial geological works on the area including the three areas which the Company is attempting to license. If the licenses are awarded to ZNG, the results of prior conducted seismic surveys will be available to the Company through the Geological Fund of the Ministry of Natural Resources of Russian Federation.

     In September 2005, Uralnedra will review applications submitted by approximately five candidates for the new licenses and will conduct an auction in October 2005. The price per license of the four licenses may vary significantly, however similar parcels have been sold in the past from between $50,000 and $500,000 per parcel and the licenses will be granted to the highest bidder at the auction. The Company is planning to finance the acquisition of any new licenses it obtains through its joint venture arrangement with BP, if successfully formed, of which there can be no assurance.

In the event that the Company wins any or all of the licenses at auction, of which there can be no assurance, it will be in the legal position to start geological works on such licensed parcels within a few months of the end of the auction. The Company does not currently have the cash on hand to purchase such licenses if won at auction, nor does the Company have sufficient cash on hand to begin geological activities on such licensed parcels, if won by the Company at auction.


     RELATED  PARTY  TRANSACTIONS

     Oleg V. Zhuravlev, Chief Executive Officer of ZNG, entered into an employment agreement on January 1, 2004, which will be in effect until December 31, 2008. Additionally, Mr. Zhuravlev entered into a stock option plan on January 1, 2003. Under that plan, 200,000 options vested to him in 2004, at an exercise price of $0.10 per share. As of June 30, 2005, 110,000 additional options had vested to him at an exercise price of $.30 per share.

     Vladimir V. Eret, Chief Operating Officer of ZNG, signed an employment agreement with the Company on January 1, 2003, which will be in effect until December 31, 2008. Mr. Eret also entered into a stock option plan with the Company on January 1, 2004. Under the stock option plan, Mr. Eret was granted 168,000 options in 2004, exercisable at $0.10 per share. As of June 30, 2005, he had been granted 98,000 additional options exercisable at $.30 per share.

     Sergey Potapov, Vice President of ZNG, entered into an employment agreement with the Company on January 1, 2003 which will be valid until December 31, 2008. He also entered into a stock option plan at the same time as his employment agreement. Under his stock option plan, Mr. Potapov was granted 168,000 options in 2004, exercisable at $0.10 per share. As of June 30, 2005, he had been granted 98,000 additional options exercisable at $.30 per share.

     David Zaikin, the Company's Chief Executive Officer, entered into an employment agreement and a stock option agreement with the Company on January 1, 2003, which will be in effect until December 31, 2008. In 2003, 200,000 options vested to Mr. Zaikin under his stock option agreement, exercisable at $0.07 per share. In 2004, 200,000 options vested to Mr. Zaikin under this stock option agreement, exercisable at $0.10 per share. As of June 30, 2005, 110,000 additional options had vested to him at an exercise price of $.30 per share.

     Elena Pochapski, the Company's Chief Financial Officer, entered into an employment agreement and a stock option agreement with the Company on August 1, 2003, which will be valid until December 31, 2008. Under her stock option plan, Mrs. Pochapski vested 200,000 options in 2003, exercisable at $0.07 per share, and an additional 200,000 options in 2004, exercisable at $0.10 per share. As of June 30, 2005, 110,000 additional options had vested to her at an exercise price of $.30 per share.

     As  of  June  30,  2005,  no  stock  options  had  been  exercised.

     CHANGES  IN  OFFICERS  AND  DIRECTORS




     On April 12, 2005, the Registrant appointed Timothy G. Peara as a director. Mr. Peara will receive $35,000 per year and join the Registrant's option plan.

     The option agreement covering the options described below is currently in the process of being finalized by the Company and Mr. Peara, and as such, the information listed below is not final as no option agreement has been signed by the parties.

According  to  this  plan  Mr.  Peara  will  be  granted  the following options:

            2005  -  100,000  shares  at  $0.60  per  share;
            2006 - 100,000 shares at $0.60 per share; and 2007 - 100,000 shares at an exercise price of 110% of the average closing prices for the three months prior to each grant date.

     These options are exercisable within a period of 4 years from the applicable grant date or within 3 months from termination of directorship. Mr. Peara provided consulting services to the Registrant on strategic matters and introduced the Registrant to BP. On April 1, 2005, the Registrant agreed to issue Mr. Peara 30,000 shares, which shares have not been issued as of the date of this report, as consideration for his consulting services and the introduction. Also on April 1, 2005, the Registrant agreed to issue options to Mr. Peara as a bonus to purchase an aggregate of 100,000 shares of the Registrant's common stock at an exercise price of $0.30 per share. The options expire on May 1, 2006 with respect to 50,000 shares, and on May 1, 2007 with respect to the remaining 50,000 shares.

     Mr. Peara has not been named to any committees of the Registrant's Board of Directors, and any committees of the Registrant's Board of Directors to which Mr. Peara may be named have not been determined, as of the filing of this report.

     RECENT  EVENTS

     On August 15, 2005, the Company entered into a Deed of Amendment with BP, whereby BP and the Company changed the terms of the Option Agreement, to make available to ZNG an additional loan of up to $173,468, for the purpose of
making additional   payments  to  Business  Standard  in  connection  with  the application for a  fourth  license  (as  described  above).

     On August 16, 2005, the ZNG entered into a Deed of Amendment with BP, whereby BP and ZNG changed the terms of the Loan Agreement to provide for an additional loan of $173,468 to be made to ZNG for the purpose of making additional payments to Business Standard, in connection with the application for a fourth license (as described above).


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

10.2 (3) License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3 (3)    Loan Agreement between OOO Zauralneftegaz and Baltic
            Petroleum Limited dated April 28, 2005

10.4 (3)    Guarantee by Siberian Energy Group, Inc. dated April 28,
            2005

10.5 (3)    Pledge and Security Agreement between Siberian Energy
            Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(4)     Option  Agreement with Baltic Petroleum Limited dated
            April 28, 2005

10.7(4)     License  Agreement  between  OOO Zauralneftegaz and
            Baltic Petroleum Limited  dated  April  28,  2005

10.8(4)     Loan  Agreement  between  OOO  Zauralneftegaz  and
            Baltic  Petroleum Limited  dated  April  28,  2005

10.9(4)     Guarantee by Siberian Energy Group, Inc. dated April 28,
            2005

10.10(4)    Pledge and Security Agreement between Siberian Energy
            Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11* Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12*      Agreement with Business - Standard (translated from
            Russian version)

10.13* Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14*      Supplementary Agreement No. 2 to Business - Standard
            Agreement (translated from Russian version)

10.15*      Deed of Amendment between ZNG and BP

10.16*      Deed of Amendment between the Company and BP

REPIN AND POTAPOV LOANS AND PEARA OPTION

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

(3) Filed as Exhibit 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company's Form 8-K to be filed with the Commission.

(4) Filed as Exhibits to the Company's Form 8-K filed with the Commission on May 20, 2005, and incorporated herein by reference.

REPORTS ON FORM 8-K

         The Company filed the following reports on Form 8-K with the Commission during the quarter for which this report is filed:

     The Company filed a Report on Form 8-K on May 2, 2005, to report an amendment to the Company's Articles of Incorporation to affect a 1:2 reverse stock split, re-authorize 100,000,000 shares of common stock, par value $0.001 per share, and authorize 10,000,000 shares of preferred stock, par value $0.001 par value per share.

     The Company filed a Report on Form 8-K with the Commission on May 20, 2005 to report the Company's entry into an Option Agreement, Loan Agreement, License Agreement, and Security Agreement with Baltic Petroleum Limited and our Guarantee.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIBERIAN  ENERGY  GROUP,  INC.
                                        ------------------------------

                                        By:    /s/  David  Zaikin
                                               ---------------------------
                                        Name:  David  Zaikin
                                               ---------------------------
                                        Title: Chief  Executive  Officer
                                               ---------------------------
                                        Date:  August  22,  2005
                                               ---------------------------