Form 10QSB
period 2005-09-30
Siberian Energy Group Inc.
filed 2005-11-21
CIK 1301299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended September 30, 2005

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from     to
                                                      -----   -----

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

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     At November 17, 2005, there were outstanding 9,677,921 shares of the Issuer's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

ITEM 1.     FINANCIAL INFORMATION

                           SIBERIAN ENERGY GROUP INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Siberian Energy Group Inc.


We  have  reviewed  the  accompanying  condensed  consolidated  balance sheet of
Siberian Energy Group Inc. (a development stage company) as of September 30, 2005, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three and nine months ended September 30, 2005 and 2004, and the cumulative period of development stage activity (January 1, 2003 through September 30, 2005). These financial statements are the responsibility of the Company's management.

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


Lumsden & McCormick, LLP
Buffalo, New York
November 11, 2005


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------
         CONDENSED CONSOLIDATED BALANCE SHEETS                (UNAUDITED)
                                                              SEPTEMBER 30,     December 31,
                                                                  2005              2004
                                                             -------------------------------
ASSETS
CURRENT ASSETS:
     Cash                                                    $      1,977       $          -
     Prepaid expenses and other                                   158,966            135,052
                                                             -------------------------------
                                                                  160,943            135,052
                                                             -------------------------------

Geological data, net                                              750,000            750,000

Oil and gas properties, unproved                                  770,750            734,218

Licenses, net                                                      81,375            108,499

License deposit                                                   348,137                  -

Property and equipment, net                                         2,501              1,820
                                                             -------------------------------
                                                             $  2,113,706       $  1,729,589
                                                             ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Loans payable                                           $  1,171,149       $          -
     Accounts payable:
          Related party - stockholders                            625,738            517,191
          Others                                                  609,530            968,338
     Accrued payroll                                              971,048            773,524
     Option deposit                                               100,000                  -
                                                             -------------------------------
                                                                3,477,465          2,259,053
                                                             -------------------------------

STOCKHOLDERS' EQUITY:
     Common stock - authorized 100,000,000 shares, $.001
       par value, 9,552,886 and 9,402,886 issued and
       outstanding                                                  9,553              9,403
     Additional paid-in capital                                 1,236,602          1,220,121
     Accumulated deficit
          Pre-development stage                                  (449,785)          (449,785)
          Development stage                                    (2,136,233)        (1,256,083)
     Accumulated other comprehensive income (loss)                (23,896)           (53,120)
                                                             --------------------------------
                                                               (1,363,759)          (529,464)
                                                             --------------------------------
                                                             $  2,113,706       $  1,729,589
                                                             ================================

See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                                                                        For the
                                                                                                                      cumulative
                                                                                                                      period of
                                                                                                                      Development
                                                 For the three                         For the nine                 Stage Activity-
                                                  months ended                          months ended                January 1,2003
                                           -------------------------------     ------------------------------           through
                                            SEPTEMBER 30,     September 30,    September 30,      September 30,      September 30,
                                                2005              2004            2005                 2004              2005
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                   $          -       $          -     $          -       $          -     $             -
Expenses:
     Salaries                                   103,920             82,702          352,644            357,261           1,120,812
     Professional and consulting fees            86,324             33,137          167,169            118,188             385,877
     Rent and occupancy                          28,162             14,374           70,792             38,727             126,806
     Depreciation and amortization                9,385              9,187           28,153             27,922             102,199
     Finance charges and interest                31,514                  -           47,607                  -              47,607
     Other                                       77,304             20,907          213,785             67,527             352,932
                                           ---------------------------------------------------------------------------------------
          Total expenses                        336,609            160,307          880,150            609,625           2,136,233
                                           ---------------------------------------------------------------------------------------

          Loss before income taxes              336,609            160,307          880,150            609,625           2,136,233

Provision for income taxes (benefit)                  -                  -                -                  -                   -
                                           ---------------------------------------------------------------------------------------

          Net loss (development stage)     $    336,609       $    160,307     $    880,150       $    609,625     $     2,136,233
                                           =======================================================================================

Basic and diluted loss per common share    $      (0.04)      $      (0.02)    $      (0.09)      $      (0.09)    $         (0.29)
                                           =======================================================================================
Weighted average number of basic and
     diluted common shares outstanding        9,477,886          9,369,190        9,441,008          7,079,346           7,374,749
                                           =======================================================================================

See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the cumulative period of Development Stage Activity - January 1, 2003 through September 30, 2005

                                                                    Common Stock
                                                      --------------------------------------------
                                                                                        Additional
                                                      Number of                           Paid-In
                                                       Shares       Par Value             Capital
                                                      --------------------------------------------
Balance, January 1, 2003 (pre-development stage)      4,902,886   $     4,903          $   430,195

Loss for the year - 2003                                      -             -                    -

Shares issued in acquisition                          1,000,000         1,000               (1,000)
                                                      --------------------------------------------

     Balance, December 31, 2003                       5,902,886         5,903              429,195
                                                      --------------------------------------------

Loss for the year - 2004                                      -             -                    -

Foreign currency translation adjustment                       -             -                    -

Shares issued in acquisition                          3,450,000         3,450              746,550

Shares issued for professional services                  50,000            50                9,950

Other                                                         -             -               34,426
                                                      --------------------------------------------

     Balance, December 31, 2004                       9,402,886         9,403            1,220,121

Loss for nine months - 2005                                   -             -                    -

Foreign currency translation adjustment                       -             -                    -

Shares issued for professional services                 150,000           150               14,850

Other                                                         -             -                1,631
                                                      --------------------------------------------

     Balance, September 30, 2005                      9,552,886   $     9,553          $ 1,236,602
                                                      ============================================

See accompanying notes.

                                                     Accumulated
                                                       Other
 Accumulated         Comprehensive                 Comprehensive
   Deficit           Income (Loss)      Total           Loss
----------------------------------------------------------------

 $  (449,785)        $       -      $ (14,687)

    (422,516)                -       (422,516)       $(422,516)
---------------------------------------------------------------

           -                 -              -
---------------------------------------------

    (872,301)                -       (437,203)
---------------------------------------------

    (833,567)                -       (833,567)

           -           (53,120)       (53,120)       $(886,687)
---------------------------------------------------------------

           -                 -        750,000

           -                 -         10,000

           -                 -         34,426
---------------------------------------------

  (1,705,868)          (53,120)      (529,464)
---------------------------------------------

    (880,150)                        (880,150)

           -            29,224         29,224        $(850,926)
---------------------------------------------------------------

           -                 -         15,000

           -                 -          1,631
---------------------------------------------

 $(2,586,018)        $( 23,896)   $(1,363,759)
=============================================


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------
                                                                                       For the
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                     cumulative
                                                                                      period of
                                                                                     Development
                                                                                   Stage Activity-
                                                             For the nine          January 1, 2003
                                                              months ended             through
                                                        SEPTEMBER 30, September 30,  September 30,
                                                            2005          2004           2005
                                                         -----------  -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss (development stage)                           $ (880,150)  $ (609,625)    $ (2,136,233)
  Depreciation and amortization                              28,153       27,922          102,199
  Common stock issued for professional services              15,000       10,000           25,000
  Changes in other current assets and
    current liabilities:
      Prepaid expenses and other                            (23,914)    (104,939)        (153,662)
      Accounts payable and accrued expenses                 (52,737)   1,373,128        2,183,936
      Option deposit                                        100,000            -          100,000
                                                         -----------  -----------    ------------
        NET CASH FLOWS FROM (FOR) OPERATING ACTIVITIES     (813,648)     696,486          121,240
                                                         -----------  -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for licenses and related                    (348,137)           -         (528,961)
  Expenditures for oil and gas properties                   (36,532)    (729,779)        (770,750)
  Expenditures for property and equipment                    (1,710)      (1,158)          (2,868)
  Cash received in acquisition                                    -            -                6
                                                         -----------  -----------    ------------
        NET CASH FLOWS FOR INVESTING ACTIVITIES            (386,379)    (730,937)      (1,302,573)
                                                         -----------  -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from loans                                 1,171,149            -        1,171,149
  Additional paid-in capital                                  1,631       34,426           36,057
                                                         -----------  -----------    ------------
        NET CASH FLOWS FROM FINANCING ACTIVITIES          1,172,780       34,426        1,207,206
                                                         -----------  -----------    ------------

Effect of exchange rates on cash                             29,224            -          (23,896)
                                                         -----------  -----------    ------------

    Net increase (decrease) in cash                           1,977          (25)           1,977

Cash - beginning                                                  -           38                -

                                                         -----------  -----------    ------------
    Cash - ending                                        $    1,977   $       13     $      1,977

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------

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


2.  THE  COMPANY  AND  DESCRIPTION  OF  BUSINESS:

     Through the period of this report, the Company operated through its wholly owned subsidiary, Zaural Neftegaz (ZNG). ZNG is engaged in the business of exploiting and developing certain oil and gas and other petroleum products licenses issued by the Russia's Kurgan Provincial Government for the Eastern part of Kurgan Province. ZNG has its principal place of business in Kurgan City, Kurgan Province, Russia, and is the sole and exclusive owner of the exploration licenses.

     As a result of the joint venture agreement described in Note 7, the Company effectively owns 50% of ZNG through Zauralneftegaz Ltd. (ZL). On a moving forward basis, the Company anticipates further business expansion. It is constantly evaluating new mineral resource assets, both explored and unexplored, as part of its growth strategy.

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

No accounting value was assigned to the net assets acquired and liabilities assumed as of the date of the initial purchase of 51% of ZNG:

Cash and other current assets              $      5,310
Property and equipment                            2,383
                                           ------------
Current liabilities                               7,693
  Net assets acquired                            (7,693)
                                           $          -
                                           ============

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

Cash and other current assets              $      5,577
Intangible assets (geological data)             750,000
Oil and gas properties                          433,444
Exploration licenses                            126,582
Property and equipment                            1,150
                                           ------------
                                              1,316,753
                                               (972,632)
                                           ------------
                                           $    344,121
                                           ============

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

     For the cumulative period ended September 30, 2005, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries. However, there can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ from the going concern basis.

5.  LOSS  PER  COMMON  SHARE:

     Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Shares issuable for common stock options may have had a dilutive effect on earnings per share had the Company generated income during the periods through September 30, 2005.

6.  STOCKHOLDERS'  EQUITY:

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

7.  SUBSEQUENT  EVENT  NOTE:

     As of the date of this report, the Company has entered into a joint venture agreement with a third party (Party), with which the Company previously entered into an Option Agreement on April 28, 2005. The Company transferred 100% of its ownership interest in ZNG to the Joint Venture, and transferred 50% of the Joint Venture interest to the Party for a nominal sum and the agreement by the Party to provide future funding to the Joint Venture as detailed in a Joint Venture Shareholder's Agreement. Joint Venture will be engaged in the exploration for, development, production and sale of oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union.

     Upon signing of the Joint Venture agreement, the Party, ZNG, and a financing company wholly owned by the Party, entered into a deed of novation regarding a previous loan made to ZNG by the Party and immediately thereafter the financing company entered into a loan agreement with ZNG. Under the loan agreement, the lender agreed to provide a loan of $6,859,396 representing the assumed commitment under a previous loan, and the new commitment, which will be available for the purpose of research activities in the Kurgan region in 2005 through the first half of 2006.

     The party released the Company from its obligations under a guarantee and security interest given by the Company to the Party regarding an initial loan to ZNG.

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

OVERVIEW

     Siberian Energy Group Inc. (the "Company," "SEG," "us," "we" and words of similar meaning) is a development stage investment and management company that intends to target high potential long term investments in Russia. The Company intends to provide western management experience and ready access to investment capital for medium and large cap resource companies, specifically in the oil and gas industry. The Company actively evaluates investment opportunities throughout Russia. Pursuant to its strategy, the Company acquired an emerging Russian oil and gas exploration company, Zaural Neftegaz ("ZNG"). ZNG is a development stage oil and gas exploration company located in the Western Siberian Region of Russia. The majority of the Company's current efforts are focused on operating and raising capital for ZNG, of which there can be no assurance. The Company incorporated Siberian Energy Group (Canada) ("SEG Canada") to help facilitate business ventures with Canadian Farm-in partners and to allow the Company to open a Canadian office in Toronto, Ontario. SEG Canada is not expected to perform any large-scale business operations, but rather to act on behalf of the Company. Except as expressly indicated or unless the context otherwise requires, the "Company," "we," "our," "us," or "SEG" means Siberian Energy Group Inc., a Nevada corporation, and its subsidiaries.

     All dollar amounts used throughout this Report are in United States dollars, unless otherwise stated. All amounts in Canadian dollars used throughout this Report are proceeded by CDN, for example CDN $500, is referring to $500 Canadian dollars.

     During the time period covered by this Report, the Company's operations were conducted solely through its wholly owned subsidiary, ZNG. Subsequent to the time period covered by this report, the Company transferred 100% of the ownership of ZNG to a newly formed Joint Venture company, Zauralneftegaz Limited ("ZNG, Ltd."), of which the Company owns 50% of pursuant to the Joint Venture agreement entered into on October 14, 2005 (as described in greater detail below under Joint Venture Agreement). This Report presents a description of the operations of ZNG during the period covered by this Report. Moving forward, as a result of the Joint Venture and the transfer of 100% of ZNG to the Joint Venture, the Company anticipates targeting other potential long term investments in Russia, and work with its partner in the Joint Venture, Baltic Petroleum (E&P) Limited ("BP"), to continue the oil and gas exploration activities through their co-ownership of the Joint Venture and ZNG.

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

     After analyzing the eight available blocks suggested by the Ministry of Natural Resources, ZNG chose to concentrate its activities on four areas located in the Eastern part of the Kurgan region and applied for licenses covering these areas. Currently ZNG holds four, 5-year exploration licenses expiring in March 2008, for concessions covering a total territory of 643,000 acres. The licenses may be converted into production licenses and may be extended beyond their five-year terms subject to certain conditions and risks described in greater detail below under the Risk Factor, "Our Drilling Licenses May Not Be Extended Or We May Not Gain The Approval Of Federal And State Government Agencies To Convert Our Exploration Licenses Into Production Licenses." Mokrousovsky is the largest license which ZNG holds, encompassing a total of 240,000 acres, followed by West Suersky, which covers 230,000 acres, Privolny, which covers 123,000 acres, and Orlovo-Pashkovsky, which covers 50,000 acres.

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

     The West-Suersky block was chosen by the Company as the most promising block, and the Company has already started studies on this area. The Company has performed gravimetric surveys and the field part of 2-dimensional seismic studies through experienced and reputable oil and gas service organizations in Russia, "Bazhenov Geophysical Expedition" and JSC "Bashneftegeofizika." ZNG has not begun exploratory drilling yet, as it is awaiting the two-dimensional seismic study results. Currently "Bashneftegeofizika" is processing data they collected during the summer of 2004 and preparing it for interpretation in order to identify the most prospective sites for drilling. The Company anticipates the results of this processing to be completed in the fourth quarter of 2005.

     ZNG has also hired GeoData Consulting, an international geosciences service company, which provides daily independent supervisions of the exploration works, helping to add assurance to the accuracy of the forthcoming results.

     The Company has not started production and is not currently generating any cash, which makes it difficult for it to pay its maturing obligations, as the Company's assets are illiquid. However, the Company believes that in the long run a number of trends will favorably affect its liquidity. These trends include the steady trend of economic growth in Russia in the recent years which is improving the liquidity of our potential customers, and may favorably impact the Company's debt management and the increasing overall credit rating in Russia, which the Company hopes will lead to increased foreign investment in Russian companies, like ZNG. In connection with Joint Venture (described below under "Joint Venture Agreement, the Company will receive $25,000 per month in management fees in connection with the Joint Venture; however, the Company can make no assurance that $25,000 per month will be adequate to pay its upcoming expenses and liabilities.

     The Company effected a 1:30 reverse stock split on September 17, 1999, a 3:1 forward stock split on October 2, 2000 and a 1:2 reverse stock split on May 2, 2005 (the "Stock Splits"), and all share amounts listed throughout this report on Form 10-QSB reflect the Stock Splits, unless otherwise stated.

     In April 2005, ZNG submitted additional applications to the Regional Subsoil-use Agency of Russian Federation, Ural department ("Uralnedra") for three new exploration licenses. The application for the new licenses covers the following areas of Kurgan oblast, Russia:

     1.   Yuzhno-Voskresenski - total area 520 square kilometers
     2.   Zapadno-Petukhovski - total area 154 square kilometers
     3.   Lebyazhevski - total area 170 square kilometers

In August 2005, the Company submitted an additional application for a fourth license in the same region:

     4.   Orlovo-Pashkovsky-2  -  total  area  95 square  kilometers

Additionally, in September 2005, the Company submitted an application for 3 more licenses:

     5.   Petukhovski - total area 840 square kilometers
     6.   Pichuginski - total area 331 square kilometers
     7.   Mihailovski - total area 726 square kilometers

     ZNG believes that these seven licenses are attractive for the following reasons: they are located in proximity to ZNG's existing licensed fields, they have well-developed infrastructure, and there are existing prior geological data on all three areas. In the 1980s, Russian State conducted initial geological works on the area including the seven areas which ZNG is attempting to license. If the licenses are awarded to ZNG, the results of prior conducted seismic surveys will be available to the Company through the Geological Fund of the Ministry of Natural Resources of Russian Federation.

     The applications have been reviewed; however the Russian Governmental agency in charge of such auctions, "Rosnedra" has not set a firm date for such date and place of an auction covering such licenses. The price per license of the four licenses may vary significantly, however similar parcels have been sold in the past from between $50,000 and $500,000 per parcel and the licenses will be granted to the highest bidder at the auction. If ZNG is successful in the acquisition of the licenses, of which there can be no assurance, it will pay for such licenses through the Joint Venture (described below). In the event that ZNG wins any or all of the licenses at auction, of which there can be no assurance, it will be in the legal position to start geological works on such licensed parcels within a few months of the end of the auction.

     On April 4, 2005, ZNG entered into an agreement effective March 29, 2005, whereby ZNG agreed to transfer 1,000,000 shares of the Company's common stock held by ZNG to an individual for 50,000 Russian rubles (or approximately $1,798 based on the exchange rate on March 29, 2005). The Company originally issued the shares to ZNG in connection with the Company's acquisition of ZNG which occurred on May 29, 2003, with respect to 51% of ZNG, and May 24, 2004, with respect to the remaining 49% of ZNG, with the intention that the shares would be distributed and not maintained by ZNG. While this agreement remains in effect, the Company is has taken additional steps to perfect this acquisition as discussed below.

OPTION  AGREEMENT  WITH  BALTIC  PETROLEUM

     On April 28, 2005, the Company entered into an Option Agreement (the "Option") with Baltic Petroleum Limited ("BP") which replaced an Option Agreement and Memorandum of Understanding that the Company had entered into with BP on January 24, 2005. Under the Option, the Company granted BP the right to participate with the Company in a joint venture company, Zauralneftegaz Limited ("ZNG, Ltd.") for, among other things, the exploration and development of the Company's four licenses for exploration in the Kurgan region of Siberia (the "Existing Licenses"). BP paid the Company $100,000 in March 2005, in consideration for the granting of the Option, and BP later exercised the Option and subsequently loaned the Company approximately $1,110,654 under the Initial Loan in May and August, 2005.

     On April 28, 2005, in connection with the Option, ZNG entered into a license agreement (the "License Agreement") with BP. Under the License Agreement, ZNG granted BP an exclusive, royalty-free, worldwide, perpetual license to use certain two-dimensional seismic, gravimetric and other geological data owned by or to be acquired by ZNG (the "Data"). BP uses and will continue to use the Data to re-process it into amended formats (the "Results"). Pursuant to the License Agreement, BP granted ZNG a non-exclusive, royalty-free, worldwide, perpetual license to use the Results when they become available. ZNG and BP retain all right, title to, and interest in the Data and the Results, respectively. Neither ZNG nor BP has any right to grant sub-licenses without the consent in writing of the other. BP undertook to keep the Data confidential with limited disclosure only when necessary to its officers, employees, agents, consultants and sub-contractors to the extent such disclosure is required to re-process the Data into amended formats. ZNG undertook to keep the Results confidential with similar limited disclosure. In addition, ZNG agreed that while any amount of the loan facility is outstanding, ZNG will not disclose the Data to any third party except with the prior written consent of BP.

     On April 28, 2005, also in connection with the Option Agreement, ZNG entered into the Loan Agreement with BP. Pursuant to the Loan Agreement, BP made available to ZNG a loan facility of $1,267,860 (the "Commitment" or "Initial Loan"). As of September 30, 2005, the Company had received $1,110,654 of the Initial Loan from BP, and the Deed of Amendments (described below under "Deed of Amendments"), which amount has been spent by the Company in connection with monies owed, as described under "Liquidity and Capital Resources," below. Upon completion of the Joint Venture (described and defined below, "Completion"), BP, ZNG, and a financing company, Caspian Finance Limited ("Caspian") which is wholly owned by BP, entered into a Deed of Novation regarding the Initial Loan, whereby Caspian agreed to assume BP's obligations under the Initial Loan made to ZNG by BP and immediately thereafter Caspian entered into a new Loan Agreement with ZNG (the "New Loan Agreement"). Under the New Loan Agreement, the lender agreed to provide a loan of up to $6,859,396 representing the assumed commitment under a previous loan and the new commitment, which will be available in connection with operations in the Kurgan region in 2005 and through the first half of 2006.

     For purposes of the Loan Agreement, the term "Event of Default" includes, but is not limited to, the appointment of a trustee in bankruptcy in respect of ZNG, the Company or any of their respective assets, an order or effective resolution for the winding up of ZNG or the Company, a stop payment (or the announcement of an intention to stop payment) by ZNG or the Company of all or any class of its debt, a cessation (or the threat of a cessation) of the respective businesses of ZNG or the Company, a substantial change in the nature of their respective businesses, the appointment of a receiver in respect of any property of ZNG or the Company, a failure to pay any amount under the Loan Agreement when the same becomes due, insolvency of either ZNG or the Company, a failure to comply with any of the covenants of the Loan Agreement, the application of an Advance for a purpose other than the applicable purposes specifically set forth in the Loan Agreement, the distribution of an Advance otherwise than in accordance with the Loan Agreement, the termination of the Option Agreement, the performance or compliance by the Company under the Security Agreement becomes unlawful, any obligations thereunder cease to be legal, valid, binding or enforceable, the same are required by applicable law or regulation to be waived, amended, modified or abandoned, or the Security Agreement does not create the security interest it purports to create. On or at any time after the occurrence of an Event of Default, BP may cancel the loan and/or declare that all or part of the outstanding Advances, together with accrued interest and all other amounts accrued be immediately due and payable.

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

     On April 28, 2005, in connection with the Loan Agreement, the Company guaranteed (the "Guarantee") the obligations of ZNG to BP under the Loan Agreement and granted BP a security interest and continuing lien (the "Security Agreement") on the Company's right, title and interest in, to the Company's 100% participatory interest in ZNG to secure ZNG's obligations under the Loan Agreement and its own obligations under the Guarantee. The Guarantee provides, in relevant part, that the Company guarantees punctual performance by ZNG of all of the obligations under the Loan Agreement, undertakes to immediately on demand pay any amount whenever ZNG does not pay such amount when due under the Loan Agreement, and indemnifies BP against any cost, loss or liability suffered by BP if any obligation guaranteed by it is or becomes unenforceable, invalid or illegal. The Company waived any right it may have of first requiring BP to proceed against or enforce any other rights, security or claim payment from any person before claiming any amounts from the Company under the Guarantee. In addition, until all amounts may be or become payable by ZNG under, or in connection with, the Loan Agreement have been irrevocably paid in full, the Company will not seek recourse from ZNG or any other guarantor of ZNG's obligations under the Loan Agreement and will not take the benefit of any rights that Company may have under the Loan Agreement or of any other guarantee or security taken pursuant to, or in connection with, the Loan Agreement. Upon Completion of the Joint Venture, the Company was released from its obligations under the Guarantee and Security Agreement.

     BP has exercised its option to participate in ZNG, Ltd. with the Company (as described below under Joint Venture Agreement). Additionally, at the time BP exercised its options, it required that the Company complete the perfection of the Company's acquisition of ZNG through the following steps:

     1)     clarifying the contract on the acquisition of 49% of ZNG;
     2) paying the purchase price for the 51% of ZNG directly to OOO Region rather than through netting-off of mutual obligations between SEG, ZNG, and Region.

     To satisfy these requirements, on August 2, 2005, the Company entered into a Clarification To The Contract Of Purchase and Sale of the Share In Charter Capital of LLC "Zauralneftegaz" dated May 25, 2004, which clarified the terms of the Company's original purchase of 49% of ZNG, for a price of $172 and 6,900,000 pre-reverse split restricted shares of the Company's common stock. On September 2, 2005, the Company, ZNG and Victor Repin entered into a Restitution agreement which provided for unwinding of the Company's previous issuance of 2,000,000 pre 1:2 reverse split shares to ZNG and subsequently to Mr. Repin and annulled the netting off of the obligations of 50,000 rubles by SEG to LLC Region, a Russian limited liability company ("Region")(in connection with the purchase of 51% of ZNG), by ZNG to SEG (in connection with the purchase of 2,000,000 pre 1:2 reverse split shares of the Company's common stock). In accordance with this agreement, Mr. Repin returned the 2,000,000 pre 1:2 reverse split shares to the Company, ZNG returned 50,000 rubles to Mr. Repin, and OOO Region returned 50,000 rubles to ZNG.

     On the same date, September 2, 2005, SEG and Mr. Repin entered into a sale-purchase agreement according to which Mr. Repin purchased 1,000,000 post-split shares for 50,000 rubles directly from SEG.

     In October 2005, SEG opened a bank account in Russia and paid 50,000 rubles directly to OOO Region thus satisfying the requirements on perfection of 51% interest in ZNG.

DEED OF AMENDMENTS
-----------------

     On August 15, 2005, and August 16, 2005, respectively, the Company and ZNG entered into a Deed of Amendments with BP, whereby BP and the Company changed the terms of the Option Agreement and BP and ZNG changed the terms of the Loan Agreement, to make available to ZNG an additional loan of up to $173,468, for the purpose of making additional payments to Business Standard in connection with the application for a fourth license (as described above). The Company subsequently received approximately $102,041 in connection with the Deed of Amendments in August 2005.

FORGIVENESS OF MONIES OWED

     As of August 16, 2005, Vladimir Orlov was owed $167,609 in connection with services rendered to the Company as a Moscow representative of the Company in connection with the Company's licenses, compliance with Russian banking regulations, and transportation and lodging agreements for the Company's management in Russia. Mr. Orlov agreed to forgive $100,000 of the amount owed in consideration for the issuance of an aggregate of 800,000 shares of the Company's restricted common stock, 300,000 of which will be issued to Mr. Orlov and 500,000 of which will be issued to Business Standard, which shares have not been issued or included in the issued and outstanding shares of the Company as of the filing of this Report.

     On August 16, 2005, David Zaikin, the Company's Chief Executive Officer, President and a Director of the Company agreed to forgive $62,500, which represented a part of his salary, which he had accrued in return for the issuance of 500,000 restricted shares of the Company's common stock, which shares have not been issued or included in the issued and outstanding shares of the Company as of the filing of this Report.

     In October 2005, Friedland Capital Inc., agreed to forgive $60,000 to which it was owed by us in consideration for services rendered, for the issuance of 50,000 restricted shares of the Company's common stock.

AMENDMENT TO ELENA POCHAPSKI'S EMPLOYMENT AGREEMENT

     On September 1, 2005, the Company entered into an "Amendment to the Employment Agreement Dated August 1, 2003" ("Amended Employment Agreement") with its Director and Chief Financial Officer, Elena Pochapski. Pursuant to the terms of the Amended Employment Agreement, Ms. Pochapski agreed to forgive $50,000 of salary which she was owed for services rendered under her employment agreement, in return for the Company issuing her 400,000 shares of the Company's restricted common stock, which shares have not been issued or included in the issued and outstanding shares of the Company as of the filing of this Report. Additionally, Ms. Pochapski agreed to postpone the payment of the remaining $84,707 which she is owed in connection with her employment agreement from the period from August 1, 2003 to August 30, 2005, until such time as the Company has sufficient profits to pay the amount in cash either partially or in full. The Amended Employment Agreement also set Ms. Pochapski's annual salary for the period from September 1, 2005 until August 30, 2006 at CDN $75,000 , after which time her salary will return to the amounts listed in her August 1, 2003 employment agreement, depending on the financial condition of the Company. The Amended
Employment Agreement also provided for the Company to pay Ms. Pochapski a monthly allowance of CDN $500 in consideration for her using her personal automobile for Company related services.


         RECENT EVENTS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2005:
        -----------------------------------------------------------------

SETTLEMENT AGREEMENT AND MUTUAL RELEASE WITH JOEL K. LASKA

     On October 11, 2005, and effective as of September 13, 2005, the Company entered into a Settlement Agreement and Mutual Release with Joel K. Laska, who had previously obtained a default judgment against the Company in connection with tax consulting services provided to the Company (the "Laska Release"). The Laska Release provided for Mr. Laska and the Company, to release each other and certain related parties from any and all claims whether in contract or tort, or under federal or state securities regulations. The Company agreed to issue Mr. Laska 20,000 restricted shares of the Company's common stock and to grant Mr. Laska a warrant to purchase up to 15,000 shares of the Company's common stock at an exercise price of $0.30 per share, in return for him agreeing to the Laska Release, which shares have not been issued or included in the issued and outstanding shares of the Company as of the filing of this Report.

WAIVER  AGREEMENTS

     From October through November 2005, a majority of the Company's creditors, including officers and shareholders who had loaned money to the Company, entered into Waiver Agreements with the Company in connection with the Joint Venture, which stated that such creditors agreed not to enforce their rights to repayment of monies owed by the Company to the creditors, until the Company shall have sufficient profits available to discharge their claims (each a "Waiver
Agreement"  and  collectively,  the  "Waiver  Agreements").

JOINT  VENTURE  AGREEMENT
-------------------------

     On October 14, 2005, the Company entered into a Joint Venture Shareholders' Agreement ("Joint Venture") with Baltic Petroleum (E&P) Limited ("BP") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"), which the Company previously entered into with Baltic Petroleum Limited ("Baltic") on April 28, 2005. The Company has closed the Joint Venture and has transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company now holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly owned subsidiary, ZNG. ZNG, Ltd., will, operate through ZNG and be engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union and as a result of such transfer, the Company will no longer have any separate oil and gas exploration activities in Kurgan, Russia, other than through its ownership of ZNG, Ltd.

     As of the date of this report, the Company has transferred its 100% ownership interest in ZNG, the Company anticipates BP's satisfaction that the Company has full and unencumbered title to such interest shortly, and the amendment of organizational documents by ZNG is currently in process.

     The Company and BP each own fifty percent (50%) of ZNG, Ltd., consisting of one share each. Upon the Closing, the Company and BP have signed written resolutions of ZNG, Ltd. in the agreed terms for the purposes of:

     - adopting articles of association of ZNG, Ltd. in substitution for existing articles of association;
     -    re-designating  the  issued  share  in  the  capital  of  ZNG,  Ltd.
          registered in the name of BP as an A Share and re-designating the issued share in the capital of ZNG, Ltd. registered in the name of the Company as a B Share;
     - re-designating the 98 unissued shares of ZNG, Ltd. as 49 A Shares and 49 B Shares; and
     - authorizing the directors to issue and allot 49 A Shares and 49 B Shares to BP and the Company as discussed below.

Once the resolutions have been passed, the Company and BP must satisfy the following additional obligations to establish ZNG, Ltd. in connection with the Joint Venture:

     - BP shall subscribe for 49 A shares in consideration for $75,000 in cash, which ZNG, Ltd. will pay to the Company;
     - the Company shall subscribe for 49 B shares in consideration for the transfer of 100% of the Company's ownership interest in ZNG to ZNG, Ltd.;
     - BP and the Company shall procure that a board of directors meeting of the ZNG, Ltd. is convened and resolutions in the agreed terms are passed approving the shareholders' applications for the numbers of A Shares and B Shares and allotting those shares; adopting December 31 as ZNG, Ltd.'s fiscal year end; adopting a business plan and a budget; and designating a bank for ZNG, Ltd.;
     - ZNG, Ltd. shall allot and issue 49 A Shares to BP and 49 B Shares to the Company;
     -    BP and the Company shall appoint directors of ZNG, Ltd.;
     - Baltic, ZNG and Caspian Finance Limited, a wholly-owned subsidiary of BP ("Caspian"), shall enter into a deed of novation regarding a previous loan made to ZNG by Baltic and immediately thereafter Caspian shall enter into the Loan Agreement with ZNG, discussed above;
     - ZNG, Ltd. shall enter into Guarantee and Security Documents regarding the loan from Caspian to ZNG;
     - Baltic shall release the Company from its obligations under the guarantee and security interest given by the Company to Baltic regarding a loan to ZNG;
     - the Company shall confirm that it has no claims against ZNG by executing a letter of acknowledgement with agreed upon terms;
     - the Company shall provide to ZNG, Ltd. waiver letters with agreed upon terms signed by the shareholders and creditors of the Company;
     - the Company shall procure that the employment agreements for all staff of ZNG and those between the Company and Messrs Vladimir V. Eret, Sergey Potapov and Oleg V. Zhuravlev are terminated and provide to BP written evidence of the same; and
     - the Company shall provide to ZNG, Ltd. and BP written confirmations from its 9 largest shareholders with agreed upon terms to adhere to restrictions on their ability to directly compete with ZNG in the Kurgan, Tyumen and Khanty-Mansisk regions of the Russian Federation.

     Pursuant to the Joint Venture, the Company and BP may each appoint three directors of ZNG, Ltd., who shall have one vote each; however, the directors appointed by BP, at all times together, have an additional casting vote. David Zaikin, the Company's Chief Executive Officer, shall serve as Chairman of the board of directors of ZNG, Ltd. and Victor Repin, who owns more than 5% of the Company's common stock shall also serve as another director appointed by the Company. ZNG, Ltd. will pay a monthly management fee of $25,000 and $35,000 to the Company and BP, respectively, in consideration for the directors' and management services.

     When ZNG, Ltd. begins operations, it will have complete independence in its operations and any expansion, development or evolution of its business will only be affected through it or its wholly-owned subsidiaries. The Company and BP will, however, be entitled to participate in any firm or company formed for the purpose of such expansion, development or evolution pro rata to their ownership interest in ZNG, Ltd., unless otherwise agreed. Prior to production and drilling of any oil and gas reserves by ZNG, ZNG will be required to enter into an operating agreement with BP on terms to be agreed to by the board of directors of ZNG, Ltd. (on behalf of ZNG) and BP. BP is entitled to appoint persons to serve as Reservoir Engineer, Drilling Supervisor, Logistic and Procurement Supervisor and, after consulting with the Company, Finance Controller of ZNG, Ltd.

     Moving forward, BP will be responsible for the technical and financial support of ZNG, Ltd. For these purposes, an initial "Work Program for ZNG Ltd. in Kurgan region for the period of 2005 and first half of 2006" and an Operating Budget have been adopted. Funding of ZNG will be provided through a new Loan Agreement entered into between ZNG and Caspian in October 2005 ("New Loan Agreement"). Under the New Loan Agreement, Caspian Finance Limited ("Caspian"), agreed to provide a loan of up to $6,859,396 to ZNG, representing the aggregated amount of the assumed commitment under the Loan Agreement and the New Loan Agreement, which will be available for the purpose of research activities in the Kurgan region in 2005 through the first half of 2006. The Company will disclose the New Loan Agreement, as well as the Deed of Novation between BP, Caspian and ZNG, in a Report on Form 8-K to be filed subsequent to this Report.

     Caspian shall also provide loans to ZNG, Ltd., to enable ZNG, Ltd. to pay the management fees until such time that ZNG, Ltd. has sufficient revenue from distributions made by ZNG to fund such fees. Other than these loans and the Loan Agreement, discussed above, neither BP nor the Company shall be obliged to contribute further funds or participate in any guarantee or similar undertaking. After completion of a work program (which will be provided for the Loan Agreement), BP, Caspian and the Company may consult with each other whether further amounts should be advanced to ZNG under the Loan Agreement, provided that neither BP nor Caspian shall be under any obligation to provide such further funding.

     In accordance with the Joint Venture, ZNG, Ltd. cannot make any distributions during the period of the loan from Caspian to ZNG, and all revenues of ZNG, Ltd. will first be applied towards paying off the principal advanced under the loan and accrued interest thereunder.

     In the event of default under the Joint Venture, the non-defaulting shareholder may give a written default notice within sixty days of the earlier of its receipt of notification of an event of default from the defaulting shareholder or its becoming aware of the event of default. The default notice may require the defaulting shareholder to sell all of its shares in ZNG, Ltd. to the non-defaulting shareholder at a price per share equal to eighty percent (80%) of the fair value of the shares or to purchase all of the shares held by the non-defaulting shareholder at a price equal to the fair value of the shares. Either the Company or BP will be in default under the Joint Venture Agreement in the following circumstances:

     - if they commit a material breach of the Joint Venture Agreement which is not capable of being remedied or is not remedied within twenty days of the date the non-defaulting party sends written notice requiring a remedy;
     - if they are unable or admit inability to pay their debts, suspends making payments on nay of their debts or commences negotiations with one or more of their creditors to reschedule any of their indebtedness;
     - if a moratorium is declared in respect of any of their indebtedness; any corporate action, legal proceeding or other procedure or step is taken in relation to suspension of payments, a moratorium of any indebtedness, winding-up, dissolution administration or reorganization other than a solvent liquidation or reorganization of any of their subsidiaries or holding companies, a composition, assignment or arrangement with any creditor, the appointment of a liquidator (other than in respect of a solvent liquidation), receiver, administrator, administrative receiver compulsory manager or other similar officer in respect of any of their assets, or enforcement of any security over any of their assets; or
     -    they are subject to any change of control.

     The Company has agreed that it will not directly compete with ZNG, Ltd. in the Kurgan, and Tyumen regions of the Russian Federation and that it will not directly compete with ZNG, Ltd. in the Khanty-Mansisk region of the Russian Federation without having first offered a right of first refusal in respect of such activities to ZNG, Ltd. The Company has also agreed to obtain written confirmations from its nine largest shareholders to adhere to the non-competition provisions and this right of first refusal. For the purposes of offering a right of refusal, the Company shall give ZNG, Ltd. written notice of such opportunity together with sufficient supporting documentation for ZNG, Ltd. to evaluate the opportunity.

     The Company and ZNG Ltd provided customary warranties in connection with the Joint Venture Agreement.

     Alternative Energy Finance Ltd., of which Tim Peara is the Managing Director as well as a Director of the Company, introduced the parties who formed the joint venture. Alternative Energy Finance Ltd is entitled to compensation in the amount of 1.75% of total funding provided by BP into the Joint Venture, which will be payable by a combination of cash, shares and options of SEG.

SETTLEMENT AGREEMENT AND MUTUAL RELEASE WITH CARMINE J. BUA

     On October 31, 2005, the Company entered into a Settlement Agreement and Mutual Release with Carmine J. Bua, a former attorney of the Company (the "Bua Release"). The Bua Release provided for Mr. Bua and the Company, to release each other and certain related parties from any and all claims whether in contract or tort, or under federal or state securities regulations. The Company agreed to pay Mr. Bua approximately $6,215 in consideration for legal services rendered and issue Mr. Bua 25,000 restricted shares of the Company's common stock in consideration for him agreeing to the Bua Release, which shares have not been issued or included in the issued and outstanding shares of the Company as of the filing of this Report. Additionally, in connection with the Bua Release, Mr. Bua agreed to a leakout agreement in connection with the 75,000 restricted shares of the Company's common stock which he held previously to his entry into the Bua Release.

PLAN  OF  OPERATIONS  FOR  THE  NEXT  TWELVE  MONTHS

     As a result of the Joint Venture, the Company will work with its partner in the Joint Venture, Baltic Petroleum (E&P) Limited ("BP") to continue the oil and gas exploration activities through their co-ownership of the Joint Venture, which in turn owns ZNG. The Company believes that 120084257ZNG has adopted an aggressive but sensible work program, which is presently ongoing in accordance with the technical parameters set forth in the program. In connection with the Joint Venture, BP will supply ZNG with both the technical and financial support that is required to fulfill the work program. If circumstances permit and ZNG is awarded more blocks in the Kurgan Region, BP will be able to ensure that adequate funding is available to support the Work Programs on these blocks.

     Moving forward, the Company anticipates targeting other potential long term investments in Russia, separate from its involvement in the Joint Venture. Currently the Company is evaluating different business opportunities in Russia in oil and gas and other industries, including both development stage and revenue-producing enterprises.

     In the past, the Company has obtained cash financing from organizing stockholders in the form of loans and advances. Currently, the Company is in the process of restructuring its debt through the issuance of shares to its creditors and through obtaining Waiver letters (as discussed above), postponing the payment of liabilities until such time as the Company will have sufficient profits to pay such debts. This includes payment of certain trade debts as well as shareholder loans and accrued salaries.

     In connection with the Joint Venture (described under "Joint Venture Agreement," above), the Company will receive $25,000 per month in management fees in connection with the Joint Venture. The Company, however, can make no assurance that $25,000 per month will be adequate to pay its upcoming expenses and liabilities, in which case the Company plans that its organizing stockholders will continue to provide financing for the Company, of which there can be no assurance.


ESTIMATE OF AMOUNT OF TIME SPENT ON RESEARCH AND DEVELOPMENT

     A  business  plan  was  developed  over the course of three months in 2003.
During that time period, market research was conducted. These costs were directly borne by the Company and are not being transferred to customers.
Research and development activities in the oil and gas field are the primary activities of the Company at during the period of this Report. The Company has conducted gravimetric and seismic works on the licensed areas. Costs incurred as of September 30, 2005 were $705,000.

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

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern
--------------

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern; however, since inception of its current endeavors in 2003, the Company has not earned any revenues and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern. The Company is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue the process of development to achieve commercial production and sales of products. For the cumulative period ended September 30, 2005, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries, as well as through debt financing. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

RESULTS OF OPERATIONS

Three Months ended September 30, 2005 Compared to Three Months Ended September 30, 2004
-----------------------------------------------------------------------------

     The Company had no revenues for either the three months ended September 30, 2005, or the three months ended September 30, 2004.

     Total expenses increased $176,302 or 110% to $336,609 for the three months ended September 30, 2005, compared to $160,307 for the three months ended September 30, 2004. This increase was due to an increase in other expenses of $56,397 or 269.8% to $77,304 for the three months ended September 30, 2005, from $20,907 for the three months ended September 30, 2004; an increase in salaries of $21,218 or 25.7% to $103,920 for the three months ended September 30, 2005, from $82,702 for the three months ended September 30, 2004; an increase in professional and consulting fees of $53,187 or 160.5% to $86,324 for the three months ended September 30, 2005, compared to $33,137 for the three months ended September 30, 2004; an increase in rent and occupancy of $13,788 or 95.9% to $28,162 for the three months ended September 30, 2005, compared to $14,374 for the three months ended September 30, 2004; an increase in depreciation and amortization of $198 or 2.2%, to $9,385 for the three months ended September 30, 2005, compared to $9,187 for the three months ended September 30, 2004; an increase in finance charges and interest of $31,514, to $31,514 for the three months ended September 30, 2005, compared to $-0- for the three months ended September 30, 2004.

     The $77,304 in other expenses for the three months ended September 30, 2005 included $33,952 in various travel expenses including the cost of hotel stays, transportation between New York, London and Russia, business lunches, and auto expenses; $26,238 in general and administrative expenses, including administrative assistance and translation services, fees in connection with the Company's filings and transfer agent fees, filings in Nevada and UCC lien searches in connection with the Option and Joint Venture; and $17,114 in various other miscellaneous expenses.

     Net loss for the three months ended September 30, 2005 increased by $176,302 or 110% from $160,307 for the three months ended September 30, 2004 to $336,609 for the three months ended September 30, 2005. Although net loss increased, basic and diluted loss per common share increased by $0.02 from $(0.02) for the three months ended September 30, 2004 to $(0.04) for the three months ended September 30, 2004.

Nine Months ended September 30, 2005 Compared to Nine Months Ended September 30,
-------------------------------------------------------------------------------
2004
----

     The Company had no revenues for either the nine months ended September 30, 2005, or the nine months ended September 30, 2004.

     Total expenses increased $270,525 or 44.4% to $880,150 for the nine months ended September 30, 2005, compared to total expenses of $609,625 for the nine months ended September 30, 2004. The increase in total expenses was mainly attributable to an increase in professional and consulting fees of $48,981 or 41.4%, to $167,169 for the nine months ended September 30, 2005, compared to professional and consulting fees of $118,188 for the nine months ended September 30, 2004; an increase in rent and occupancy expenses of $32,065 or 82.8% to $70,792 for the nine months ended September 30, 2005, compared to rent and occupancy expenses of $38,727 for the nine months ended September 30, 2004; increases in depreciation and amortization expenses of $231 to $28,153 for the nine months ended September 30, 2005, compared to depreciation and amortization expenses of $27,922 for the nine months ended September 30, 2004; increases in finance charge and interest of $47,607, to $47,607 for the nine months ended September 30, 2005, compared to finance charge and interest of $-0- for the nine months ended September 30, 2004; offset by a decrease in salaries of $4,617 or 1.3% to $352,633 for the nine months ended September 30, 2005, from $457,261 for the nine months ended September 30, 2004. Total expenses increased because of additional costs associated with our status as a public company, the lease of office space in Russia and Canada that began in January 2005, and other factors such as an increase in our efforts to raise capital.

     The $213,785 in other expenses for the nine months ended September 30, 2005 included $119,679 in travel expenses including the cost of hotel stays, transportation between New York, London and Russia, business lunches, and auto expenses; $25,950 in marketing and advertising costs; $29,837 in general and administrative expenses, including administrative assistance and translation services, Nevada state fees in connection with the Company's filings and other fees associated with UCC lien searches in connection with the Option and Joint Venture; as well as $38,319 in other expenses.

     Net loss for the nine months ended September 30, 2005 increased by $270,525 or 44.4%, to $880,150 for the nine months ended September 30, 2005, as compared to $609,625 for the nine months ended September 30, 2004. Although net loss increased, basic and diluted loss per common share did not change and was $(0.09) for both periods.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2005, the Company's total current assets were $160,943, which consisted of cash of $1,977 and prepaid expenses and other of $158,966. Total assets for the Company as of September 30, 2005 were $2,113,706. Total assets consisted of $750,000 of net geological data, $770,750 of unproved oil and gas properties, $81,375 of net licenses, $348,137 of license deposit, $2,501 of net property and equipment, and $160,943 of current assets. The $750,000 of geological data includes, data, maps and reports from the 12 test wells drilled between 1979-1986, including a lithologic description of rock, summaries of geophysical research of well shafts and a laboratory analysis of rock age; profile sections; correlation schemes; geological and set maps; and an independent geological evaluation of oil reserves on the licensed areas performed in 2004.

     As  of  September  30,  2005,  the Company had total current liabilities of
$3,477,465. This was due to $1,171,149 of loans payable, $625,738 of accounts payable to related parties, $609,530 of accounts payable to others, $971,048 of accrued payroll, and $100,000 of option deposit from BP. The $971,048 of accrued payroll included approximately $546,955 of accrued salaries of our officers and directors. The $625,738 of accounts payable to related parties included $199,482 which is payable to our Chief Executive Officer, David Zaikin and $163,159 payable to our Director, Sergey Potapov, which amounts were previously loaned to the Company and bear no interest. Additionally, the $625,738 included $957 owed to our Director and Chief Financial Officer, Elena Pochapski for office expenses, and $11,500 owed to our Director, Timothy Peara for consulting services and travel expenses. Mr. Potapov has two loan agreements with the
Company, whereby he agreed to loan an aggregate of 4 million rubles (approximately $140,746) to the Company for an indefinite period of time. The loan agreements also provide that the Company will repay Mr. Potapov within seven days of a claim made to the Company to return the monies loaned, however, Mr. Potapov agreed to waive his rights to repayment under his loan agreements pursuant to a Waiver Agreement (described in more detail above). This agreement bears no interest and the Company owed Mr. Potapov approximately $163,159 in connection with the loan agreements as of September 30, 2005. Additionally, the Company has a loan agreement in place with a shareholder of the Company, which loan agreement provides for the shareholder to loan an aggregate of 5,152,225 rubles (approximately $181,289) to the Company for an indefinite period of time. The loan agreement provides for the Company to repay the shareholder upon seven days of a claim from the shareholder to return the amounts owed under the loans, however, the shareholder agreed to waive his rights to repayment under his loan agreement, pursuant to a Waiver Agreement (described in more detail above). The loaned amounts bear no interest, and the Company owed the shareholder approximately $179,032 on September 30, 2005.

     The $971,048 in accrued payroll decreased by $112,500 subsequent to September 30, 2005 as a result of its Chief Executive Officer and Chief Financial Officer forgiving an aggregate of $112,500 which they were owed in connection with the issuance of an aggregate of 900,000 restricted shares of the Company's common stock, which shares have not been issued as of the date of this Report (as described in more detail below under "Unregistered Sales of Equity Securities"). Additionally, the $609,530 of accounts payable to others was decreased by $227,609 subsequent to September 30, 2005, in connection with the forgiveness of two entities for amounts owed in connection with the issuance of 825,000 shares of the Company's restricted common stock.

     As of September 30, 2005, the Company had negative working capital of $1,262,759.

     For the nine months ended September 30, 2005, the Company had $813,648 in net cash flows for operating activities. This was attributable to net loss of $880,150, depreciation and amortization of $28,153, common stock issued for professional services of $15,000, prepaid expenses and other of ($23,914), accounts payable and accrued expenses of ($52,737) and option deposit of $100,000.

     The Company spent $386,379 in net cash flows for investing activities for the nine months ended September 30, 2005, which consisted of ($348,137) of expenditures for licenses and related, ($36,532) of expenditures for oil and gas properties and ($1,710) of expenditures for property and equipment.

     The Company had $1,172,780 of net cash flows from financing activities for the nine months ended September 30, 2005, which consisted of $1,171,149 of net proceeds from loans and $1,631 of additional paid in capital.

     The Company received $100,000 from Baltic Petroleum Limited ("BP") for the Option that the Company gave to BP to participate with the Company in a joint venture company for, among other things, the exploration and development of the Company's four licenses for exploration in the Kurgan region of Siberia. In conjunction with the Option, BP provided ZNG with a loan facility of $1,724,728 for specific purposes which include the payment for outstanding amounts for geological works, salaries to employees for the period from April to July 2005, and research work toward potential new fields, of which the Company had received and spent $1,110,654 as of September 30, 2005. The Company spent the $1,110,654 on amounts due to Basneftegeofizika and Bazhenov Expedition for services rendered in connection with surveys which were performed; amounts due to Business Standard in connection with services rendered in connection with the gathering of data and information on various new exploration licenses; in connection with salaries for certain employees of the Company for the months of April, May, June and July; for amounts owed to Geodata Consulting for services performed for the Company in its role as supervisor over gravimetric and seismic surveys which were performed on the Company's licensed blocks; and to JSC
Central Geophysical Expedition for preparation and estimates of costs for the Company's seismic works. Additionally, the Company placed part of the money received in a special deposit account to satisfy Russian banking and currency control regulations.

The New Loan Agreement provides for the payment of certain debts of ZNG, which were incurred before the Joint Venture. Payments under the New Loan Agreement will be executed in two steps, the first of which the Company anticipates receiving shortly after the filing of this Report:

1)   $352,665,  is  to  be  paid  upon  the  Company signing the loan agreement.
     Amounts will be used for payment of salaries of ZNG for August and September ($32,000); payment of 50% of the amount of director's and shareholder's loans ($170,000); 50% of outstanding rent payments ($44,000); mineral tax for the second quarter of 2005 ($3,865); and $102,800 for gathering and coordination of data in respect to the new licenses ZNG has recently applied for.

2) Up to $882,699 will be paid after ZNG submits a letter from the relevant license authority of the Ministry of Natural resources of the Russian Federation confirming that seven new licenses (described earlier in "Overview" section) were awarded to ZNG, of which there can be no assurance. These payments will be used for further payment for gathering and coordination of data in connection with the new licenses (up to $340,000); final payments for seismic and gravimetric works performed on the Company's West-Suerski field (up to $324,834); to repay the remaining amounts owed by ZNG to directors and shareholders ($170,000); to pay the remaining amount of outstanding rent payments ($44,000); and to pay mineral tax for the third quarter of 2005 ($3,865). In addition to these amounts, ZNG Ltd. agreed to lend $78,000 to the Company to pay for legal and consulting services in connection with establishing of the Joint Venture. The Company anticipates receiving $29,000 of this amount in November 2005, subsequent to the filing of this Report; and that the $49,000 will be paid after ZNG submits a letter from the relevant license authority of the Ministry of Natural resources of the Russian Federation confirming that seven new licenses were awarded to ZNG, of which there can be no assurance.

     Moving forward, funding of ZNG will be provided through a new Loan Agreement entered into between ZNG and Caspian in October 2005 ("New Loan Agreement"). Under the New Loan Agreement, Caspian Finance Limited ("Caspian"), agreed to provide a loan of up to $6,859,396 to ZNG, representing the aggregate amount of the assumed commitment under the Loan Agreement and the New Loan Agreement, which will be available for the purpose of operations in the Kurgan region in 2005 and through the first half of 2006. The Company will disclose the New Loan Agreement, as well as the Deed of Novation between BP, Caspian and ZNG, in a Report on Form 8-K to be filed subsequent to this Report.


     Currently the Company is in the process of restructuring its debt through the issuance of shares to its creditors, through obtaining Waiver letters, and postponing the payment of liabilities until such time as the Company will have sufficient profits to pay. This includes payment of certain trade debts as well as shareholder loans and accrued salaries (as described above).

     In connection with the Joint Venture (described under "Joint Venture Agreement"), the Company will receive $25,000 per month in management fees in connection with the Joint Venture. However, the Company can make no assurance that $25,000 per month will be adequate to pay its upcoming expenses and liabilities, in which case the Company believes its organizing stockholders will continue to provide financing for the Company, of which there can be no assurance.


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

RISK  OF  CONTINUING  OUR  BUSINESS  PLAN  WITHOUT  ADDITIONAL  FINANCING

     We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders and with amounts received from the Joint Venture (described above), including $25,000 a month which the Company is to receive from ZNG, Ltd., pursuant to the Joint Venture. Additionally, ZNG has received approximately $1,171,149 from BP, which we have since spent on various purposes, including paying our consultants for services performed in connection with surveys previously performed on our licensed area. As the Joint Venture is now responsible for the funding of the operations of ZNG, we believe our expenditures in connection with ZNG will decrease in the upcoming periods. If we are unable to raise the additional funds required for the planned activities of the Joint Venture and for additional activities, separate than the Joint Venture, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

ADDITIONAL LOANS UNDER THE LOAN AGREEMENT AND IN CONNECTION WITH THE JOINT VENTURE ARE CONTINGENT UPON US OBTAINING RIGHTS TO THE SEVEN ADDITIONAL LICENSES IN THE KURGAN REGION, WHICH WE APPLIED FOR IN APRIL, AUGUST AND SEPTEMBER 2005.

     Approximately $930,000 in loans, which we are to receive in connection with the Loan Agreement and Joint Venture are contingent upon us obtaining rights to the seven new licenses applied for in April, August and September 2005. The Company's applications have been reviewed; however the Russian Governmental agency in charge of such auctions, "Rosnedra" has not set a firm date for such date and place of an auction covering such licenses. The licenses may be bid on by companies with resources much greater than ours, and as a result, we may not win the rights to the licenses applied for. If this were to happen, the approximately $930,000 in loans which are contingent upon us obtaining such licenses may not be granted. As a result, we may be forced to curtail or abandon our business operations and any investment in us may become worthless.

WE WILL NEED SUBSTANTIAL FINANCING AND SUBSTANTIAL TIME BEFORE WE ANTICIPATE GENERATING REVENUES, IF ANY

     The Company anticipates the need for approximately $15,000,000 prior to the Company's expected generation of any revenues. Currently the Company has not raised any of this financing and the Company can make no assurances that this financing will ever be raised. The Company also does not expect to generate any revenues until late into 2006, assuming the $15,000,000 can be raised, of which there can be no assurance. Therefore, investors should keep in mind that even if the Company is able to raise the substantial amounts of additional financing it requires, it could still be years before the Company generates any revenue, if ever. If the Company does not raise the $15,000,000 which it anticipates needing to generate revenues, which, even if generated, will likely not be great enough to sustain the Company if no revenues are generated and hydrocarbon reserves are located, the Company may be forced to abandon or curtail its current business plan.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN

     As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of December 31, 2004, was $1,256,083, and the total cumulative deficit was $1,705,868, which included $449,785 of pre-development stage deficit. As of September 30, 2005, our development stage deficit was $2,136,233 and our pre-development stage deficit was $449,785 and we had a total cumulative deficit of $2,586,018. We had $971,048 in accrued and unpaid salaries as of September 30, 2005. The Company is currently being funded by existing shareholders and amounts received by BP in connection with the Loan Agreement and Joint Venture, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay these amounts. There is a risk that ZNG, Ltd. will never begin production and our Company will never generate any revenues. If throughout ZNG, Ltd's oil exploration, it finds no viable wells, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

OUR  BUSINESS  IS  SPECULATIVE  AND  RISKY  AND  IF  THE  COMPANY  DOES NOT FIND
HYDROCARBON  RESERVES,  WE  MAY  BE  FORCED  TO  CURTAIL  OUR  BUSINESS  PLAN

     There is a risk that ZNG, Ltd. will not find any hydrocarbon reserves and the cost of exploration will become too high for ZNG, Ltd. and therefore us to continue as a corporation. If this happens, your investment in our Company could become devalued.

ZNG, LTD.'S DRILLING LICENSES MAY NOT BE EXTENDED OR WE MAY NOT GAIN THE APPROVAL OF FEDERAL AND STATE GOVERNMENT AGENCIES TO CONVERT SUCH EXPLORATION LICENSES INTO PRODUCTION LICENSES.

     ZNG, Ltd. holds four (4) exploration licenses acquired on March 7, 2003, to explore four individual properties in the Kurgan province of Russia. These licenses require ZNG, Ltd. to conduct seismic surveys on the properties and to report any discoveries to the regional government. The licenses are currently classified as 5-year exploration licenses and are convertible into 25-year production licenses upon discovery of hydrocarbon reserves, of which there is no assurance. Additionally, ZNG, Ltd. can request and may be granted an extension if it can show initiative to continue and finalize all exploratory activities on the licensed areas. Therefore, under the Russian Ministry of Natural Resources ("Ministry") current policies, ZNG, Ltd.'s exploration licenses may be extended indefinitely as long as all of the terms and conditions of the licenses are met. The Ministry may not withdraw the licenses at the end of the initial five-year period, or thereafter, if the exploration activities are ongoing and privately funded. However, there is a risk that ZNG, Ltd. will not have the financial resources on March 7, 2008, at the end of the five-year license term, to conduct exploration activities which will satisfy the license agreement and allow it to extend the term of the license until viable resources are discovered, if ever, and the licenses caIf ZNG, Ltd.'s exploration licenses expire because it cannot show the initiative to continue and finalize exploration activities at the end of the initial five-year term of the licenses, or the government does not allow its exploration licenses to be converted into production licenses, it would cause the Company's revenues, if any, to decrease, or may mean that we are never able to generate revenues, which in turn would lead to a decrease in the value of any securities held by investors in the Company.

IF ZNG, LTD., DOES PRODUCE OIL, IT WILL BE REQUIRED TO SELL 70% OF ITS CRUDE OIL PRODUCTION IN THE DOMESTIC RUSSIAN MARKET, LEAVING ONLY 30% OF ITS CRUDE OIL
PRODUCTION  TO  BE  SOLD  IN  THE  MORE  LUCRATIVE  FOREIGN  MARKETS.

     There is a risk that if commercial hydrocarbon reserves are discovered, of which there is no assurance, that ZNG, Ltd. will be constrained as to the amounts it can export to foreign markets. Currently it is more advantageous to export crude oil, because domestic Russian prices of Urals blend oil are lower than foreign market prices. However, Russia has export quota restrictions on the amount of oil which any company can export to foreign markets. The current percentage of crude oil allowed to be exported to foreign markets is approximately 30%. The remaining 70% cannot be exported as crude oil, but only as a refined product such as gasoline or kerosene. If ZNG, Ltd. fails to refine its products, if any, it will be required to sell 70% of its crude oil in the domestic Russian market. If ZNG, Ltd. decides to refine the oil it finds, if any, it will entail substantial expenditures. Even if ZNG, Ltd. is able to produce oil, we may still not be able to generate enough revenues to recoup the costs of exploration and production, because ZNG, Ltd. will only be able to sell 30% of its crude oil production to the larger more lucrative foreign markets. If we are unable to generate sufficient revenues, we may be forced to abandon our business plan or curtail our future business activities.

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

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY EFFECTED

     We rely on the Company's Chief Executive Officer and Chief Financial Officer, David Zaikin and Elena Pochapski, for the success of our Company, both of whom are employed under contracts. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on either member of management. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace Mr. Zaikin and/or Ms. Pochapski, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

     There are new rules and regulations proposed to the SEC by NASDAQ, which rules are proposed to be effective as of October 1, 2005, and will amend the Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC. Pursuant to the proposed rules, any OTCBB issuer who fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period would be de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As the proposed rule has not been adopted as of the filing of this Report, we can make no assurance that the final rule, if any, will be more or less harsh and/or carry a lesser or greater penalty. If the proposed rule change is adopted and/or any rule relating to the late filing of our periodic reports, and we are late three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM  3.     CONTROLS  AND  PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     In October 2005, the Company issued 125,000 shares of its restricted Common Stock to Denis Saveliev in consideration for consulting services rendered. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

     In October 2005, the Company issued 150,000 shares of its restricted Common Stock to David M. Loev, Attorney at Law, an individual, in consideration for legal services rendered. We claim an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

     Additionally, the Company has agreed to issue the following shares as of the date of this Report, which shares have not been issued as of the date of this Report, and which shares have not been included in the issued and outstanding shares listed throughout this 10-QSB:

     On November 8, 2005, the Company agreed to issue an aggregate of 1,810,000 restricted shares of the Company's common stock to the following individuals and entities:

o 25,000 restricted shares of the Company's common stock to Friedland Capital Inc. and 25,000 restricted shares of the Company's common stock to Galt Capital LLC, both in consideration for services rendered by Friedland Capital Inc.

o 25,000 restricted shares of the Company's common stock to the Company's previous attorney, Carmine J. Bua, pursuant to a Settlement Agreement and Mutual Release entered into with Mr. Bua on October 31, 2005 (described in more detail above under "Subsequent Events During the three months ended September 30, 2005");

o 15,000 restricted shares of the Company's common stock to one of the Company's Directors, Timothy Peara, in consideration for consulting services rendered by Mr. Peara, prior to Mr. Peara becoming a Director of the Company;

o 300,000 restricted shares of the Company's common stock to Vladimir Orlov and 500,000 restricted shares of the Company's common stock to OOO "Business Standard" in consideration for forgiving $167,609 owed to him by the Company in connection with services rendered to the Company as a Moscow representative of the Company in connection with the Company's licenses, compliance with Russian banking regulations, and transportation and lodging agreements for the Company's management in Russia;

o 500,000 restricted shares of the Company's common stock to David Zaikin in consideration for Mr. Zaikin forgiving $62,500 of the amount he is owed under his employment agreement for services rendered;

o 400,000 restricted shares of the Company's common stock to the Company's Chief Financial Officer, Elena Pochapski, in consideration for Ms. Pochapski forgiving $50,000 of the amount she is owed under her employment contract for services rendered; and

o 20,000 restricted shares of the Company's common stock and 15,000 warrants to purchase shares of the Company's common stock at $0.30 per share, in connection with a Settlement Agreement and Mutual Release entered into between the Company and Mr. Laska (described in more detail above under "Subsequent Events During the three months ended September 30, 2005").

     We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.     OTHER  INFORMATION.

     RELATED  PARTY  TRANSACTIONS

     Oleg V. Zhuravlev, Chief Executive Officer of ZNG, entered into an employment agreement on January 1, 2004, which will be in effect until December 31, 2008. Additionally, Mr. Zhuravlev entered into a stock option agreement on January 1, 2003. Pursuant to that agreement, 100,000 options vested to him in 2004, at an exercise price of $0.20 per share. As of September 30, 2005, 77,500 additional options had vested to him at an exercise price of $.60 per share. Effective October 14, 2005 in connection with establishing of the Joint Venture Agreement, the employment agreement between Mr. Zhuravlev and SEG has been voluntarily terminated. The stock option agreement continues to be in effect during the period Mr. Zhuravlev is serving as a director of the Company.

     Vladimir V. Eret, Chief Operating Officer of ZNG, signed an employment agreement with the Company on January 1, 2003, which will be in effect until December 31, 2008. Mr. Eret also entered into a stock option agreement with the Company on January 1, 2004. Pursuant to the stock option agreement, Mr. Eret was granted 84,000 options in 2004, exercisable at $0.20 per share. As of September 30, 2005, he had been granted 70,000 additional options exercisable at $.60 per share. Effective October 14, 2005 in connection with establishing of the Joint

Venture Agreement, the employment agreement between Mr. Eret and SEG has been voluntarily terminated. The stock option agreement continues to be in effect during the period Mr. Eret is serving as a director of the Company.

     Sergey Potapov, Vice President of ZNG, entered into an employment agreement with the Company on January 1, 2003 which will be valid until December 31, 2008. He also entered into a stock option agreement at the same time as his employment agreement. Pursuant to his stock option agreement, Mr. Potapov was granted 84,000 options in 2004, exercisable at $0.20 per share. As of September 30, 2005, he had been granted 70,000 additional options exercisable at $.60 per share. Effective October 14, 2005 in connection with establishing of the Joint Venture Agreement, the employment agreement between Mr. Potapov and SEG has been voluntarily terminated. The stock option agreement continues to be in effect during the period Mr. Potapov is serving as a director of the Company.

     David Zaikin, the Company's Chief Executive Officer, entered into an employment agreement and a stock option agreement with the Company on January 1, 2003, which will be in effect until December 31, 2008. In 2003, 100,000 options vested to Mr. Zaikin under his stock option agreement, exercisable at $0.14 per share. In 2004, 100,000 options vested to Mr. Zaikin under this stock option agreement, exercisable at $0.20 per share. As of September 30, 2005, 77,500 additional options had vested to him at an exercise price of $.60 per share.

     Elena Pochapski, the Company's Chief Financial Officer, entered into an employment agreement and a stock option agreement with the Company on August 1, 2003, which will be valid until December 31, 2008. Under her stock option plan, Mrs. Pochapski vested 200,000 options in 2003, exercisable at $0.14 per share, and an additional 100,000 options in 2004, exercisable at $0.20 per share. As of September 30, 2005, 77,500 additional options had vested to her at an exercise price of $.60 per share.

     On September 1, 2005, the Company entered into an "Amendment to the Employment Agreement Dated August 1, 2003" ("Amended Employment Agreement") with its Director and Chief Financial Officer, Elena Pochapski. Pursuant to the terms of the Amended Employment Agreement, Ms. Pochapski agreed to forgive $50,000 of salary which she was owed for services rendered under her employment agreement, in return for the Company issuing her 400,000 shares of the Company's restricted common stock, which shares have not been issued or included in the issued and outstanding shares of the Company as of the filing of this Report. Additionally, Ms. Pochapski agreed to postpone the payment of the remaining $84,707 which she is owed in connection with her employment agreement from the period from August 1, 2003 to August 30, 2005, until such time as the Company has sufficient profits to pay the amount in cash either partially or in full. The Amended Employment Agreement also set Ms. Pochapski's annual salary for the period from September 1, 2005 until August 30, 2006 at CND $75,000, after which time her salary will return to the amounts listed in her August 1, 2003 employment agreement, depending on the financial condition of the Company. The Amended Employment Agreement also provided for the Company to pay Ms. Pochapski a monthly allowance of $500 in consideration for her using her personal automobile for Company related services.

     As  of  September  30,  2005,  no  stock  options  had  been  exercised.

     In October and November 2005, several of the Company's creditors, including the Company's Chief Executive Officer, David Zaikin, the Company's Chief Financial Officer, Elena Pochapski, the Company's Director, Sergey Potapov, the Company's Director Vladimir Eret, the Company's Director, Timothy Peara, , the Company's Director, Oleg Zhuravlev, and Victor Repin, a large shareholder of the Company, who also has loan agreements with the Company, among others, entered into Waiver Agreements which the Company in connection with the Joint Venture, which stated that such creditors agreed not to enforce their rights to repayment of monies owed by the Company to the creditors, until such time as BP is repaid the $1,171,149 owed to BP in connection with loans made to the Company.

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

10.8(4)     Loan  Agreement  between  OOO  Zauralneftegaz  and
            Baltic  Petroleum Limited  dated  April  28,  2005

10.9(4)     Guarantee by Siberian Energy Group, Inc. dated April 28,
            2005

10.10(4)    Pledge and Security Agreement between Siberian Energy
            Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(5) Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(5)    Agreement with Business - Standard (translated from
            Russian version)

10.13(5) Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(5)    Supplementary Agreement No. 2 to Business - Standard
            Agreement (translated from Russian version)

10.15(5)    Deed of Amendment between ZNG and BP

10.16(5)    Deed of Amendment between the Company and BP

10.17(6) Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P)Limited and Zauralneftegaz Limited dated October 14, 2005

10.18* Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19*      Form of Waiver Agreement

10.20(7)    Deed of Novation

10.21(7)    Loan Agreement (October 2005)

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

(5) Filed as Exhibits to the Company's Report on Form 10-QSB, filed with the Commission on August 22, 2005, and incorporated herein by reference.

(6) Filed as Exhibits to the Company's Report on Form 8-K, filed with the Commission on October 28, 2005, and incorporated herein by reference.

(7) To be filed as Exhibits to a Report on Form 8-K to be filed subsequent to the filing of this Report.

REPORTS ON FORM 8-K

     The Company filed no Reports on Form 8-K with the Commission during the quarter for which this report is filed.

     The Company filed the following Reports on Form 8-K subsequent to the quarter for which this report is filed:

o On October 28, 2005, the Company filed a Report on Form 8-K to report that on October 14, 2005, the Company entered into a Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited ("BP") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"), which the Company had previously entered into with Baltic Petroleum Limited ("Baltic") on April 28, 2005.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIBERIAN  ENERGY  GROUP,  INC.
                                        ------------------------------

                                        By:    /s/  David  Zaikin
                                               ---------------------------
                                        Name:  David  Zaikin
                                               ---------------------------
                                        Title: Chief  Executive  Officer
                                               ---------------------------
                                        Date:  November 21,  2005
                                               ---------------------------