Form 10KSB
period 2005-12-31
Siberian Energy Group Inc.
filed 2006-04-13
CIK 1301299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended December 31, 2005

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X].

     The issuer's revenues for the most recent fiscal year ended December 31, 2005 were $445,861

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on February 6, 2006, was $5,046,518.

     As of April 11, 2006, the issuer had 11,627,921 shares of common stock, $.001 par value per share outstanding.



                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           SIBERIAN ENERGY GROUP INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2005
                                      INDEX

                                     Part I

    Item 1.             Description of Business                                3

    Item 2.             Description of Property                               22

    Item 3.             Legal Proceedings                                     22

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                                      22

                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                                   22

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                                     26

    Item 7.             Financial Statements                                 F-1

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                            35

    Item 8A.            Controls and Procedures                               35

    Item 8B.            Other Information                                     35

                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act                     35

    Item 10.            Executive Compensation                                42

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related Stockholder
                        Matters                                               44

    Item 12.            Certain Relationships and Related
                        Transactions                                          47

    Item 13.            Exhibits and Reports on Form 8-K                      48
                        (a)   Exhibits
                        (b)   Reports on Form 8-K

    Item 14.            Principal Accountant Fees and Services                52

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Siberian Energy Group Inc. ("Siberian", the "Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2005.

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

     On May 2, 2005, the Company affected a 1:2 reverse stock split and all share amounts listed throughout this report on Form 10-KSB reflect such split unless otherwise stated.

BUSINESS OPERATIONS

     We are a development stage investment and management company that intends to target high potential long term investments in Russia. We intend to provide western management experience and ready access to investment capital for medium and large cap resource companies, specifically in the oil and gas industry. We are actively evaluating investment opportunities throughout Russia. Pursuant to our strategy, we acquired an emerging Russian oil and gas exploration company, Zaural Neftegaz ("ZNG"). ZNG is a development stage oil and gas exploration company located in the Western Siberian Region of Russia.

     All dollar amounts used throughout this Report are in United States dollars, unless otherwise stated. All amounts in Canadian dollars used throughout this Report are proceeded by CDN, for example CDN $500, is referring to $500 Canadian dollars.

     During part of the time period covered by this Report, the Company's operations were conducted solely through its wholly owned subsidiary, ZNG. However, on October 14, 2005, the Company entered into a Joint Venture agreement, whereby the Company transferred 100% of the ownership of ZNG to a newly formed Joint Venture company, Zauralneftegaz Limited ("ZNG, Ltd."), of which the Company owns 50% of pursuant to the Joint Venture agreement entered into on October 14, 2005 (as described in greater detail below under Joint Venture Agreement). This Report presents a description of the operations of ZNG during the period covered by this Report. Moving forward, as a result of the Joint Venture and the transfer of 100% of ZNG to the Joint Venture, the Company anticipates targeting other potential long term investments in Russia, and work with its partner in the Joint Venture, Baltic Petroleum (E&P) Limited ("BP"), to continue the oil and gas exploration activities through their co-ownership of the Joint Venture and ZNG.

Description of ZNG

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

     After analyzing the eight available blocks suggested by the Ministry of Natural Resources, ZNG chose to concentrate its activities on four areas located in the Eastern part of the Kurgan region and applied for licenses covering these areas. Currently ZNG holds four, 5-year exploration licenses expiring in March 2008, for concessions covering a total territory of 643,000 acres. The licenses may be converted into production licenses and may be extended beyond their five-year terms subject to certain conditions. Mokrousovsky is the largest license which ZNG holds, encompassing a total of 240,000 acres, followed by West Suersky, which covers 230,000 acres, Privolny, which covers 123,000 acres, and Orlovo-Pashkovsky, which covers 50,000 acres.

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

     The West-Suersky block was chosen by the Company as the most promising block, and the Company has already started studies on this area. The Company has performed gravimetric surveys and the field part of 2-dimensional seismic studies through experienced and reputable oil and gas service organizations in Russia, "Bazhenov Geophysical Expedition" and JSC "Bashneftegeofizika." ZNG has not begun exploratory drilling yet, as it is awaiting the two-dimensional seismic study results. "Bashneftegeofizika" has completed the processing of the data they collected during the summer of 2004 and has prepared it for interpretation. ZNG currently plans to meet with "Bashneftegeofizika" at the end of April 2006, to review the final report on this data and will decide based on such review what its future plan of operations in the West-Suersky block will be.

     ZNG has also hired GeoData Consulting, an international geosciences service company, which provides daily independent supervisions of the exploration works, helping to add assurance to the accuracy of the forthcoming results.

     The Company has not started production and is not currently generating any Cash from production, which makes it difficult for it to pay its maturing obligations, as the Company's assets are illiquid. However, the Company believes that in the long run a number of trends will favorably affect its liquidity. These trends include the steady trend of economic growth in Russia in the recent years which is improving the liquidity of our potential customers, and may favorably impact the Company's debt management and the increasing overall credit rating in Russia, which the Company hopes will lead to increased foreign investment in Russian companies, like ZNG. In connection with Joint Venture
(described below under "Joint Venture Agreement"), the Company will receive $25,000 per month in management fees in connection with the Joint Venture; however, the Company can make no assurance that $25,000 per month will be adequate to pay its upcoming expenses and liabilities.

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

     In August and September 2005, the Company submitted additional applications for four more licenses in the same region:

     4.   Orlovo-Pashkovsky-2  -  total  area  95 square  kilometers
     5.   Petukhovski - total area 840 square kilometers
     6.   Pichuginski - total area 331 square kilometers
     7.   Mihailovski - total area 726 square kilometers

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

     The applications have been accepted by the Russian Governmental agency in charge of such auctions, "Rosnedra." The Ministry of Natural Recourses together with Rosnedra have set the following dates for the auctions of the licenses:

          - May 31 2006 for the Yuzhno-Voskresensky and Petuhovsky parcels. ZNG has already paid initial fees in full to confirm its participation in the auction for both parcels.

          - June 14 2006 for the Lebyazhevsky parcel. ZNG has already paid initial fees in full to confirm its participation.


     The dates for the auctions on the other blocks have not yet been announced, however they are expected to occur sometime during 2006.

     The price per license of the seven licenses may vary significantly, however similar parcels have been sold in the past from between $50,000 and $500,000 per parcel and the licenses will be granted to the highest bidder at the auction. If ZNG is successful in the acquisition of the licenses, of which there can be no assurance, it will pay for such licenses through the Joint Venture (described below). In the event that ZNG wins any or all of the licenses at auction, of which there can be no assurance, it will be in the legal position to start geological works on such licensed parcels within a few months from the end of the auction.

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

     On April 28, 2005, also in connection with the Option Agreement, ZNG entered into the Loan Agreement with BP. Pursuant to the Loan Agreement, BP made available to ZNG a loan facility of $1,267,860 (the "Commitment" or "Initial Loan"). As of November 9, 2005, the date the Company entered into the New Loan, as defined and described below, ZNG had received $1,110,654 of the Initial Loan from BP, and the Deed of Amendments (described below under "Deed of Amendments"), which amount has been spent by the Company in connection with monies owed, as described under "Liquidity and Capital Resources," below. Upon completion of the Joint Venture (described and defined below, "Completion"), BP, ZNG, and a financing company, Caspian Finance Limited ("Caspian") which is wholly owned by BP, entered into a Deed of Novation regarding the Initial Loan, whereby Caspian agreed to assume BP's obligations under the Initial Loan made to ZNG by BP and immediately thereafter Caspian entered into a new Loan Agreement with ZNG (the "New Loan"). Under the New Loan, the lender agreed to provide a loan of up to $6,859,396 representing the assumed commitment under a previous loan and the new commitment, which will be available to ZNG in connection with operations in the Kurgan region in 2005 and through the first half of 2006.

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

DEED OF AMENDMENTS
-----------------

     On August 15, 2005, and August 16, 2005, respectively, the Company and ZNG entered into a Deed of Amendments with BP, whereby BP and the Company changed the terms of the Option Agreement and BP and ZNG changed the terms of the Loan Agreement, to make available to ZNG an additional loan of up to $173,468, for the purpose of making additional payments to Business Standard in connection with the application for a fourth license (as described above). ZNG subsequently received approximately $102,041 in connection with the Deed of Amendments in August 2005.

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

     Pursuant to the Joint Venture, the Company and BP may each appoint three directors of ZNG, Ltd., who shall have one vote each; however, the directors appointed by BP, at all times together, have an additional casting vote. David Zaikin, the Company's Chief Executive Officer, shall serve as Chairman of the board of directors of ZNG, Ltd. and Victor Repin, who owns more than 5% of the Company's common stock shall also serve as another director appointed by the Company. ZNG, Ltd. will pay a monthly management fee of $25,000 and $35,000 to the Company and BP, respectively, in consideration for the directors' and management services. As of the filing of this report, ZNG, Ltd. is four months behind in its payment of the management fees to the Company.

     Moving forward, BP will be responsible for the technical and financial support of ZNG, Ltd. For these purposes, an initial "Work Program for ZNG Ltd. in Kurgan region for the period of 2005 and first half of 2006" and an Operating Budget have been adopted. Funding of ZNG will be provided through a new Loan Agreement entered into between ZNG and Caspian in October 2005 ("New Loan Agreement"), described below.

     Caspian shall also provide loans to ZNG, Ltd., to enable ZNG, Ltd. to pay the management fees until such time that ZNG, Ltd. has sufficient revenue from distributions made by ZNG to fund such fees. Other than these loans and the Loan Agreement discussed above, neither BP nor the Company shall be obliged to contribute further funds or participate in any guarantee or similar undertaking. After completion of a work program (which will be provided for the Loan Agreement), BP, Caspian and the Company may consult with each other whether further amounts should be advanced to ZNG under the Loan Agreement, provided that neither BP nor Caspian shall be under any obligation to provide such further funding.

     In accordance with the Joint Venture, ZNG, Ltd. cannot make any distributions during the period of the loan from Caspian to ZNG, and all revenues of ZNG, Ltd. will first be applied towards paying off the principal advanced under the loan and accrued interest thereunder.

     In the event of default under the Joint Venture, the non-defaulting shareholder may provide a written default notice within sixty days of the earlier of its receipt of notification of an event of default from the defaulting shareholder or its becoming aware of the event of default. The default notice may require the defaulting shareholder to sell all of its shares in ZNG, Ltd. to the non-defaulting shareholder at a price per share equal to eighty percent (80%) of the fair value of the shares or to purchase all of the shares held by the non-defaulting shareholder at a price equal to the fair value of the shares. Either the Company or BP will be in default under the Joint
Venture  Agreement  in  the  following  circumstances:

     - if a party commits a material breach of the Joint Venture Agreement which is not capable of being remedied or is not remedied within twenty days of the date the non-defaulting party sends written notice requiring a remedy;

     - if a party is unable or admits inability to pay their debts, suspends making payments on any of their debts or commences negotiations with one or more of their creditors to reschedule any of their indebtedness;

     - if a moratorium is declared in respect of any of a parties indebtedness;

     - any corporate action, legal proceeding or other procedure or step is taken in relation to suspension of payments, a moratorium of any indebtedness, winding-up, dissolution administration or reorganization other than a solvent liquidation or reorganization of any of their subsidiaries or holding companies, a composition, assignment or arrangement with any creditor, the appointment of a liquidator (other than in respect of a solvent liquidation), receiver, administrator, administrative receiver compulsory manager or other similar officer in respect of any of their assets, or enforcement of any security over any of their assets; or

     -    a  party  is  subject  to  any  change  of  control.

     The Company has agreed that it will not directly compete with ZNG, Ltd. in the Kurgan and Tyumen regions of the Russian Federation and that it will not directly compete with ZNG, Ltd. in the Khanty-Mansisk region of the Russian Federation without having first offered a right of first refusal in respect of such activities to ZNG, Ltd. The Company has also received written confirmations from fourteen shareholders and creditors of the Company, who agreed to adhere to the non-competition provisions and this right of first refusal. For the purposes of offering a right of refusal, the Company shall provide ZNG, Ltd. written notice of such opportunity together with sufficient supporting documentation for ZNG, Ltd. to evaluate the opportunity.

     Alternative Energy Finance Ltd., of which Tim Peara is the Managing Director as well as a Director of the Company, introduced the parties who formed the joint venture. Pursuant to an agreement between Alternative Energy Finance and the Company, Alternative Energy Finance, will receive compensation based on the total investment made by Baltic in the Joint Venture. This compensation includes a commission of $18,024 (1% of Baltic's $1,802,441 investment in the Joint Venture to date), which amount has not been paid as of the date of this filing, and 50,068 options to purchase shares of our common stock at $0.63 per share, which were granted to Mr. Peara on March 6, 2006, which options contain a cashless exercise provision. Additionally, Mr. Peara has already received options to purchase 100,000 shares of our common stock at an exercise price of $0.30 per share, described in greater detail above, and 15,000 shares of our restricted common stock in connection with his introduction of the parties to the Joint Venture.


     On November 9, 2005, we entered into certain agreements including a Sale and Purchase Agreement, Deed of Novation, Deed of Release, Release of Pledge, New Loan, Guarantee, Debenture, and an Agreement for the Pledge of the Participatory Interest in OOO Zarualneftegaz (all described in greater detail below), in connection with the Joint Venture

                                DEED OF NOVATION

     On November 9, 2005, Baltic Petroleum Limited ("BP"), Caspian Finance Limited, which is wholly owned by BP ("Caspian") and ZNG, entered into a Deed of

Novation ("Deed of Novation") regarding the Initial Loan made to ZNG by BP on April 28, 2005. Pursuant to the Deed of Novation, Caspian agreed to assume BP's obligations under the Initial Loan.

                      DEED OF RELEASE AND RELEASE OF PLEDGE

     On November 9, 2005, BP entered into a Deed of Release with the Company, whereby it agreed to release the Company from all obligations to it under the Guarantee dated April 28, 2005, made between us and BP, pursuant to which we had guaranteed certain obligations of ZNG in connection with the Initial Loan. Also on November 9, 2005, pursuant to a Release of Pledge, BP agreed to release us from the Pledge and Security Agreement ("Pledge") entered into on April 28, 2005, pursuant to which we granted a security interest over certain assets as security for the performance of certain obligations of us to BP under the SEG Guarantee. Pursuant to the Release of Pledge, BP released, discharged, cancelled and/or terminated the security interest granted under the Pledge and terminated all their rights to collateral.

                               NEW LOAN AGREEMENT

     On November 9, 2005, ZNG entered into a New Loan with Caspian (the "New Loan"). Under the loan agreement, Caspian Finance Limited ("Caspian") agreed to provide a loan of up to approximately $6,874,325 representing the assumed commitment under the Initial Loan of $1,739,658, of which the Company had received $1,110,654 as of November 9, 2005, and the new commitment of up to $5,134,667, to be used for operations in the Kurgan region in 2005 and through the first half of 2006.

On November 9, 2005, ZNG, Ltd. and Caspian entered into a Guarantee, whereby ZNG, Ltd. agreed to assume and guarantee ZNG's obligations under the New Loan Agreement.

     The New Loan provided that all amounts which were agreed to be loaned under the Initial Loan, and which were combined into the New Loan, will be subject to the terms of the New Loan, and the Initial Loan was subsequently terminated.

     The New Loan is available to ZNG until the sixth anniversary of the date of the New Loan, or November 9, 2011 (the "Term").

     Interest on any amounts loaned under the New Loan shall bear interest at the following rates, calculated and accrued on a daily basis:

     o     14%  per  annum  during  the  first  two  years  of  the  Term;
     o     13%  per  annum  during  the  third  year  of  the  Term;  and
     o     12%  thereafter  until  the  end  of  the  Term.

     The interest shall be rolled up and added to principal until the earlier of the date on which ZNG's monthly turnover as shown by its monthly management accounts exceeds $100,000 or the third anniversary of the New Loan; at which time interest will be payable on the final day of each calendar month ("Interest Payments"). All unpaid principal and interest are due at the end of the Term of the New Loan.

     In the event that ZNG does not make the Interest Payments when due, interest on the unpaid amounts shall be payable from the date due to the date paid at the rate of 6% per annum, calculated and accrued on a daily basis.

     The New Loan is unsecured by ZNG, but Caspian reserved the right to request security over all or some of the assets and/or undertaking of ZNG at any time prior to any drawdown of the New Loan, or while any money is outstanding under the New Loan.

     Pursuant to the New Loan, ZNG is responsible for satisfying all requirements of Russian Federation law and regulations in connection with each advance made under the New Loan, and ZNG shall indemnify Caspian for any loss or damage it may suffer as a result of the New Loan. Additionally, ZNG agreed to make a payment of 2% of any advance to a special deposit account to satisfy
Russian  banking  and  currency  control  regulations.

     No loan shall be made under the New Loan unless certain conditions have been satisfied (or waived by Caspian), which conditions have been satisfied to date. No advance shall be made by Caspian pursuant to the New Loan if an Event of Default has occurred.

EVENTS  OF  DEFAULT

     Each of the events set forth below are an "Event of Default". On or at any time after the occurrence of an Event of Default, Caspian shall by notice to ZNG
(i) cancel the New Loan and/or (ii) declare that all or part of the then outstanding advances, together with accrued interest and all other amounts accrued, be immediately due and payable (whereupon they shall be paid within 5 days) or declare that all or part of the outstanding advances be payable on demand (whereupon they shall be paid within 5 days of demand).

Events  of  default  under  the  New  Loan  include:

     (a) any liquidator, trustee in bankruptcy, judicial custodian, compulsory manager, receiver, administrative receiver, administrator or the like is appointed in respect of ZNG or the Joint Venture or any part of their respective assets, an order is made or an effective resolution passed for the winding up of ZNG or the Joint Venture or either ZNG or the Joint Venture stops payment of all or any class of its debts or announces an intention to do so, or a moratorium is declared in respect of any of its indebtedness or ceases to carry on its business or substantially the whole of its business or threatens to cease to carry on the same or substantially changes the nature of its business;

     (b) a receiver or administrator takes possession (or an equivalent person in any jurisdiction) is appointed in respect of any property of ZNG or the Joint Venture;

     (c) ZNG makes default in the payment on the due date of any money which may have become due under the New Loan;

     (d) any distress, execution, sequestration or other processes are levied or enforced upon or sued out against the property of ZNG or the Joint Venture and is not discharged within seven days of being levied;

     (e) either ZNG or the Joint Venture becomes insolvent or is unable to pay its debts (in the case of ZNG, within the meaning ascribed to it by the Federal Russian Law on Insolvency (Bankruptcy) or any statutory modification or re-enactment thereof for the time being in force), or either ZNG or the Joint Venture certifies that it is unable to pay its debts as and when they fall due;

     (h) ZNG fails to comply with any of the covenants, conditions, undertakings or provisions contained in the New Loan or related documents, which ZNG has failed to remedy within seven days of receipt of written notice from Caspian requiring it to do the same, or if any representation or warranty given by ZNG in the New Loan proves to be materially untrue;

     (i) ZNG applies any advance other than for the applicable purpose set out in clause below under "Payments of Certain Debts of ZNG," or as otherwise provided in the New Loan;

     (j) any event or series of events occurs which, in the opinion of Caspian acting reasonably, might have a material and adverse effect on the financial condition of ZNG or the ability of ZNG to comply with its obligations under this Agreement;

     (k) if there is an event of default under the Joint Venture Agreement (except to the extent suffered by BP Petroleum (E&P) Limited);

     (l) if at any time it is or becomes unlawful for the Joint Venture to perform or comply with any or all of its obligations under any security agreement under the New Loan, or any obligation under a security agreement ceases to be legal, valid, binding and enforceable or any security document or any obligation thereof is required by applicable law or regulation to be waived, amended, modified or abandoned;

     (m) any security document under the New loan does not create the security interest it purports to create, is not effective or is challenged by the Joint Venture or ZNG; and

     (n) there shall not have occurred any material adverse change in the business, operations, assets, position (financial, trading or otherwise), profits or prospects of ZNG or any event or circumstance that may result in such a material adverse change.

PAYMENT  OF  CERTAIN  DEBTS  OF  ZNG

The New Loan provided for the payment of certain debts of ZNG, which were incurred before the Joint Venture. Payments under the New Loan will be executed in two steps, the first of which ZNG has received, which included:

1) $352,665 was paid upon the Company signing the loan agreement, which was used for:

     o    payment of salaries of ZNG for August and September ($32,000);
     o payment of 50% of the amount of director's and shareholder's loans ($170,000);
     o    50% of outstanding rent payments ($44,000);
     o    mineral tax for the second quarter of 2005 ($3,865); and
     o $102,800 for gathering and coordination of data in respect to the new licenses ZNG has recently applied for.

2) Up to $882,699 will be paid after ZNG submits a letter from the relevant license authority of the Ministry of Natural resources of the Russian Federation confirming that the seven new licenses which the Company has applied for, but for which no auction has been conducted in connection with to date, were awarded to ZNG, of which there can be no assurance. These payments will be used for:

     o further payment for gathering and coordination of data in connection with the new licenses (up to $340,000);

     o final payments for seismic and gravimetric works performed on the Company's West-Suerski field (up to $324,834);

     o to repay the remaining amounts owed by ZNG to directors and shareholders ($170,000);

     o    to  pay  the  remaining amount of outstanding rent payments ($44,000);
          and

     o    to pay mineral tax for the third quarter of 2005 ($3,865).

     In addition to the amounts agreed to be loaned pursuant to the New Loan, ZNG Ltd. agreed to lend $78,000 to the Company to pay for legal and consulting services in connection with establishing of the Joint Venture. The Company received $29,000 of this amount in November 2005; and that the additional
$49,000 will be paid after ZNG submits a letter from the relevant license authority of the Ministry of Natural resources of the Russian Federation confirming that seven new licenses were awarded to ZNG, of which there can be no assurance.

                                    DEBENTURE

     On November 9, 2005, ZNG, Ltd. and Caspian entered into a Debenture, whereby ZNG, Ltd. granted Caspian a security interest in substantially all of its assets, including its 100% ownership of ZNG, to secure the repayment of the New Loan Agreement. Pursuant to the Debenture, ZNG, Ltd. granted Caspian a continuing security interest for the payment, performance and discharge of all the liabilities owing to Caspian by ZNG, Ltd., in the following assets, both present and future, from time to time to the extent owned by ZNG, Ltd., or to the extent in which it has an interest:

     o    by way of a first equitable mortgage, all of its securities;

     o    by way of fixed charge:

          (a) all land which is the property of ZNG, Ltd., or which becomes the property of ZNG, Ltd. in the future;

          (b) all plant and machinery now or in the future attached to any land owned by ZNG, Ltd.;

          (c) all rental and other income and all debts and claims which are due or owing to ZNG, Ltd. now or in the future under or in connection with any lease, agreement or license relating to any land owned by ZNG, Ltd.;

          (d) all insurance and assurance contracts and policies now or in the future held by or otherwise benefiting ZNG, Ltd.:

               (i) which relate to ZNG, Ltd.'s undertaking, property, assets, rights and/or revenues, whatever and wherever in the world, subject to a fixed charge in favor of Caspian; or

               (ii) which  are  now  or  in  the  future  deposited by ZNG, Ltd.
                    with Caspian; together with all such rights and interests as

                    ZNG,  Ltd.  may  have  in  these  contracts  and  policies
                    (including the benefit of all claims arising and all money payable under them);

          (e) all the goodwill of ZNG, Ltd. and uncalled share capital for the time being;

          (f) all intellectual property rights present and future, including any intellectual property to which ZNG, Ltd. is not absolutely entitled or to which ZNG, Ltd. is jointly entitled together with others;

          (g) the benefit of all agreements and licenses now or in the future entered into or enjoyed by ZNG, Ltd. relating to the use or exploitation of any intellectual property in any part of the world;

          (h) all trade secrets, confidential information and know how owned or enjoyed by ZNG, Ltd. now or in the future in any part of the world;

          (i) all of its rights (including against third parties) and benefits in and to , all sums of money receivable in connection with the assets of ZNG, Ltd.;

          (j) all other debts now or in the future owing to ZNG, Ltd., save for those arising on fluctuating accounts with associates;

          (k) the benefit of all instruments, guarantees, charges, pledges and other rights now or in the future available to ZNG, Ltd. as security in respect of any asset itself subject to a fixed charge in favor of Caspian;

     o by way of floating charge all assets which are not effectively charged by the fixed charges (detailed above, "Floating Charge Assets"), but so that ZNG, Ltd. shall not without Caspian's prior written consent:

          (a) take any step referred to create or attempt to create any fixed or floating security interest with respect to any of the Floating Charge Assets; or

          (b) sell, transfer, part with or dispose of any of the Floating Charge Assets except by way of sale in the ordinary course of business.

             AGREEMENT FOR THE PLEDGE OF THE PARTICIPATORY INTEREST
                              IN OOO ZAURALNEFTEGAZ

     On November 9, 2005, ZNG, Ltd. and Caspian entered into an "Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz" (the "Pledge Agreement"). Pursuant to the Pledge Agreement, ZNG, Ltd., pledged its 100% ownership interest in ZNG to Caspian, which included any proceeds, dividends, distributions or income deriving from ZNG and any compensation, whether monetary or in-kind, deriving from ZNG, received due to the liquidation or reorganization of ZNG. The Pledge Agreement shall remain in effect until all amounts owed to Caspian by ZNG, Ltd. are repaid. Pursuant to the Pledge Agreement, ZNG, Ltd., agreed to hold all dividends, interest and other income deriving from and by it for the account of Caspian, and agreed to pay such dividends, interest and other income to Caspian upon Caspian's request.

     If ZNG, Ltd., fails to pay the amounts owed to Caspian, pursuant to the Pledge Agreement, Caspian can sell the 100% interest in ZNG at public auction, in one or several sales, with an opening bid price of seventy-five percent (75%) of the value set forth for the value of ZNG in the Pledge Agreement ($7,705,079) at the first public auction and fifty percent (50%) of the value set forth in the Pledge Agreement at the second public auction. If the opening bid for ZNG is not met at either the first or second public auction, Caspian shall have the right to retain ZNG, with its value equal to 90% of the value set at the second auction, and set-off its claims secured by ZNG, Ltd. by such value. If ZNG is sold at public auction, any and all proceeds from such sale received by Caspian shall be applied towards the discharge of the amounts owed by ZNG, Ltd. to Caspian.


FORGIVENESS OF MONIES OWED

     As of August 16, 2005, Vladimir Orlov was owed $167,609 in connection with services rendered to the Company as a Moscow representative of the Company in connection with the Company's licenses, compliance with Russian banking regulations, and transportation and lodging agreements for the Company's management in Russia. Mr. Orlov agreed to forgive $100,000 of the amount owed in consideration for the issuance of an aggregate of 800,000 shares of the Company's restricted common stock, 300,000 of which were issued to Mr. Orlov and 500,000 of which were issued to Business Standard.

     On August 16, 2005, David Zaikin, the Company's Chief Executive Officer, President and a Director of the Company agreed to forgive $62,500, which represented a part of his salary, which he had accrued to that date, in return for the issuance of 500,000 restricted shares of the Company's common stock.

     In October 2005, Friedland Capital Inc., agreed to forgive $60,000 to which it was owed by us in consideration for services rendered, for the issuance of 50,000 restricted shares of the Company's common stock.

AMENDMENT TO ELENA POCHAPSKI'S EMPLOYMENT AGREEMENT

     On September 1, 2005, the Company entered into an "Amendment to the Employment Agreement Dated August 1, 2003" ("Amended Employment Agreement") with its Director and Chief Financial Officer, Elena Pochapski. Pursuant to the terms of the Amended Employment Agreement, Ms. Pochapski agreed to forgive $50,000 of salary which she was owed for services rendered under her employment agreement, in return for the Company issuing her 400,000 shares of the Company's restricted common stock. Additionally, Ms. Pochapski agreed to postpone the payment of the remaining $84,707 which she is owed in connection with her employment agreement from the period from August 1, 2003 to August 30, 2005, until such time as the Company has sufficient profits to pay the amount in cash either partially or in full. The Amended Employment Agreement also set Ms. Pochapski's annual salary for the period from September 1, 2005 until August 30, 2006 at CDN $75,000 , after which time her salary will return to the amounts listed in her August 1, 2003 employment agreement, depending on the financial condition of the Company. The Amended Employment Agreement also provided for the Company to pay Ms. Pochapski a monthly allowance of CDN $500 in consideration for her using her personal automobile for Company related services.

SETTLEMENT AGREEMENT AND MUTUAL RELEASE WITH JOEL K. LASKA

     On October 11, 2005, and effective as of September 13, 2005, the Company entered into a Settlement Agreement and Mutual Release with Joel K. Laska, who had previously obtained a default judgment against the Company in connection with tax consulting services provided to the Company (the "Laska Release"). The Laska Release provided for Mr. Laska and the Company, to release each other and certain related parties from any and all claims whether in contract or tort, or under federal or state securities regulations. The Company agreed to issue Mr. Laska 20,000 restricted shares of the Company's common stock and to grant Mr. Laska a warrant to purchase up to 15,000 shares of the Company's common stock at an exercise price of $0.30 per share, in return for him agreeing to the Laska Release.

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


SETTLEMENT AGREEMENT AND MUTUAL RELEASE WITH CARMINE J. BUA

     On October 31, 2005, the Company entered into a Settlement Agreement and Mutual Release with Carmine J. Bua, a former attorney of the Company (the "Bua Release"). The Bua Release provided for Mr. Bua and the Company, to release each other and certain related parties from any and all claims whether in contract or tort, or under federal or state securities regulations. The Company agreed to pay Mr. Bua approximately $6,215 in consideration for legal services rendered and to issue Mr. Bua 25,000 restricted shares of the Company's common stock in consideration for him agreeing to the Bua Release. Additionally, in connection with the Bua Release, Mr. Bua agreed to a leakout agreement in connection with the 75,000 restricted shares of the Company's common stock which he held previous to his entry into the Bua Release, which provides for him to receive and to sell up to 10,000 shares per month for the first seven months of the leakout agreement and 5,000 shares for the eighth month of the leakout agreement. As of the filing of this report, we have issued Mr. Bua the 25,000 restricted shares of the Company's common stock pursuant to the Bua Release, but have not paid Mr. Bua the $6,215 which he is owed.


ESTIMATE OF AMOUNT OF TIME SPENT ON RESEARCH AND DEVELOPMENT

     A  business  plan  was  developed  over the course of three months in 2003.
During that time period, market research was conducted. These costs were directly borne by the Company and are not being transferred to customers.
Research and development activities in the oil and gas field are the primary activities of the Company at during the period of this Report. The Company has conducted gravimetric and seismic works on the licensed areas, which are now held by ZNG, Ltd., of which the Company owns 50%. Costs incurred as of December

31, 2005 were $705,000. ZNG also paid approximately $204,000 to "Bashneftegeofizika" at the end of March 2006, in connection with the interpretation and processing of the data they collected during the summer of 2004 on ZNG's West-Suersky block.

EMPLOYEES

     Siberian Energy Group Inc. ("SEG"), currently employs two (2) employees in management. Zaural Neftegaz ("ZNG"), which is 50% owned by the Company through ZNG, Ltd., employs six (6) employees in management and five (5) employees in support and technical functions.


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

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern
--------------

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern; however, since inception of its current endeavors in 2003, the Company has not earned any revenues from production of hydrocarbons and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern. The Company is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue the process of development to achieve commercial production and sales of products. For the cumulative period ended September 30, 2005, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries, as well as through debt financing. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

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

PATENTS,  TRADEMARKS  AND  LICENSES

     ZNG holds four licenses to explore four individual properties in the Kurgan province of Russia. These licenses require ZNG to conduct seismic surveys on the properties and to report any discoveries to the regional government. The licenses are currently classified as 5-year exploration licenses and are convertible to 25-year production licenses upon discovery of hydrocarbon reserves.

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


                                 RECENT EVENTS

     In April 2006, the Company's Board of Directors, with the approval of the individual shareholders, approved the cancellation of an aggregate of 609,424 shares of the Company's common stock, which were held by three (3) of the

Company's shareholders. The cancelled shares were issued in February 1998, December 2000, and June 2003. The shareholders surrendered the shares to the Company for cancellation in connection with and pursuant to the terms of the Company's change in control during the second quarter of 2003. The cancellation of the shares had not been affected as of April 11, 2006, and are therefore included in the issued and outstanding share amounts used throughout this Report on Form 10-KSB.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company's United States office is located at 275 Madison Avenue, 6th Floor, New York, NY 10016, USA. The Lease is at a monthly rate of $250 and is on a year to year basis and is renewable on March 30, 2007. This space is leased from Office Escape, an operator of business centers in New York and other US cities. The Company is not the sole occupant of the space and consequently the cost of the rental is shared with other occupants. The Company does not use the office for any purposes falling outside of its business needs.

     The Company rents office space in Toronto, Ontario, Canada. The term of the lease on the Canadian office space was from January 1, 2005 until December 31, 2005, and the Company had an option to renew the lease for an additional five
(5) years. The Company renewed the office space for the period from January 1, 2006 until December 31, 2006. The monthly rental fee under the Canadian office space lease is currently $1,177. The rental amounts under years three through five of the lease are $1,374.95 per month for year three, $1,423.10 per month for year four, and $1,476.60 per month for year five. The office space encompasses approximately 370 square feet of office space.

     The Company's total rent expense for the year ended December 31, 2005 was $80,531, which amount included payments made on its Kurgan, Russia office space, which is currently being paid by ZNG, Ltd. pursuant to the Joint Venture.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company had no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On March 22, 2005, the Company's Common Stock began trading on the OTC Bulletin Board under the symbol "SIBE." Effective May 2, 2005, in connection with the Company's 1:2 reverse stock split, the Company's common stock began trading under the symbol "SIBN." We had 1,211,000 shares of Common Stock subject to outstanding options and warrants to purchase, or securities convertible into, the Company's Common Stock as of December 31, 2005. We have no outstanding shares of preferred stock. As of April 10, 2006 there were 11,687,921 shares of Common Stock outstanding, held by approximately 100 shareholders of record.

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                      BID PRICES*
               QUARTER  ENDED(1)                 HIGH             LOW
               --------------                    ----             ---
               December 31, 2005                 $2.70          $0.80
               September 30, 2005                $2.10          $0.30
               June 30, 2005(2)                  $5.00          $0.10

(1) The earliest available bid and ask prices for the Company's common stock on the Over-The-Counter Bulletin Board as of the filing of this annual report on Form 10-KSB was for the period ending June 30, 2005.

(2) The Company affected a 2 for 1 reverse stock split effective May 2, 2005, which reverse split is retroactively affected for the bid and ask prices for the quarter ended June 30, 2005.

RECENT SALES OF UNREGISTERED SECURITIES

On November 8, 2005, the Company agreed to issue an aggregate of 1,810,000 restricted shares of the Company's common stock to the following individuals and entities, which shares were issued on or about November 30, 2005:

     o 25,000 restricted shares of the Company's common stock to Friedland Capital Inc. and 25,000 restricted shares of the Company's common stock to Galt Capital LLC, both in consideration for services rendered to the Company by Friedland Capital Inc.

     o 25,000 restricted shares of the Company's common stock to the Company's previous attorney, Carmine J. Bua, pursuant to a Settlement Agreement and Mutual Release entered into with Mr. Bua on October 31, 2005 (described in more detail in our Report on Form 10-QSB for the quarterly period ended September 30, 2005, filed with the Commission on November 21, 2005);

     o 15,000 restricted shares of the Company's common stock to one of the Company's Directors, Timothy Peara, in consideration for consulting services rendered by Mr. Peara, prior to Mr. Peara becoming a Director of the Company;

     o 300,000 restricted shares of the Company's common stock to Vladimir Orlov and 500,000 restricted shares of the Company's common stock to OOO "Business Standard" in consideration for forgiving $167,609 owed to Vladimir Orlov in connection with services rendered to the Company as a Moscow representative of the Company in connection with the Company's licenses, compliance with Russian banking regulations, and transportation and lodging agreements for the Company's management in Russia;

     o 500,000 restricted shares of the Company's common stock to the Company's Chief Executive Officer and a Director of the Company, David Zaikin in consideration for Mr. Zaikin forgiving $62,500 of the amount he was owed under his employment agreement for services rendered to us;

     o 400,000 restricted shares of the Company's common stock to the Company's Chief Financial Officer and a Director of the Company, Elena Pochapski, in consideration for Ms. Pochapski forgiving $50,000 of the amount she was owed under her employment contract for services rendered; and

     o 20,000 restricted shares of the Company's common stock and 15,000 warrants to purchase shares of the Company's common stock at $0.30 per share to Joel K. Laska, in connection with a Settlement Agreement and Mutual Release entered into between the Company and Mr. Laska (described in more detail in our Report on Form 10-QSB for the quarterly period ended September 30, 2005, filed with the Commission on November 21, 2005);

We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

The issuance of the 1,810,000 restricted shares described above represented an increase in the number of shares of common stock the Company had outstanding of approximately 18.7%, from 9,677,921 shares outstanding prior to the issuances, to 11,487,921 shares of common stock outstanding immediately following the issuances described above.

     Effective December 22, 2005, the Company entered into a Warrant Agreement with Victor Repin, a greater than 5% shareholder of the Company, in consideration for his help and assistance in successfully closing the Company's Joint Venture with Baltic Petroleum (E&P) Limited in November 2005 (the "Joint Venture"). Pursuant to Mr. Repin's Warrant Agreement, he has the right to purchase 300,000 shares of the Company's common stock at $1.00 per share, 150,000 shares of the Company's common stock at $2.00 per share and 150,000 shares of the Company's common stock at $2.50 per share (the "Repin Warrants"). The Repin Warrants expire three years from the date they were granted. The Repin Warrants contain a cashless exercise provision, whereby Mr. Repin can use shares of common stock exercisable in connection with the Repin Warrants to pay the exercise price of Repin Warrant shares of common stock. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient will take the shares for investment and not resale and the Company will take appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     Effective December 22, 2005, the Company entered into a Warrant Agreement with Ludmila Shirko, an individual, in consideration for her help and assistance in successfully closing the Company's Joint Venture with Baltic Petroleum (E&P) Limited in November 2005. Pursuant to Mrs. Shirko's Warrant Agreement, she has the right to purchase 100,000 shares of the Company's common stock for $1.00 per share (the "Shirko Warrants"). The Shirko Warrants expire three (3) years from the date they were granted. The Shirko Warrants contain a cashless exercise provision, whereby Mrs. Shirko can use shares of common stock exercisable in connection with the Shirko Warrants to pay the exercise price of Shirko Warrant shares of common stock. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient will take the shares for investment and not resale and the Company will take appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     Effective December 22, 2005, the Company issued Sergey Usenkov 60,000 restricted shares of the Company's common stock in consideration for services rendered to Mr. Repin in connection with the Joint Venture. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     On  February  13,  2006,  Elena  Pochapski,  the  Company's Chief Financial
Officer and a Director exercised all 100,000 of her 2003 stock options, and purchased 100,000 restricted shares of the Company's common stock at an exercise price of $0.14 per share, for aggregate consideration of $14,000, which was received by the Company on February 14, 2006. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     On February 16, 2006, the Company issued 40,000 restricted shares of our common stock to Ann L. Stephenson Group Inc., in consideration for Public Relations services previously rendered to the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     Pursuant to an agreement, between the Company and Alternative Energy Finance, whose managing Director is our Director, Timothy Peara, Mr. Peara will receive compensation based on the total investment made by Baltic in the Joint Venture. This compensation currently includes a commission of $18,024 (1% of Baltic's $1,802,441 investment in the Joint Venture to date) and 50,068 options to purchase shares of our common stock at $0.63 per share. Additionally, Mr. Peara has already received options to purchase 100,000 shares of our common stock at an exercise price of $0.30 per share, described in greater detail below, and 15,000 shares of our restricted common stock in connection with his introduction of the parties to the Joint Venture.

     In April 2006, the Company's Board of Directors, with the approval of the individual shareholders, approved the cancellation of an aggregate of 609,424 shares of the Company's common stock, which were held by three (3) of the Company's shareholders. The cancelled shares were issued in February 1998, December 2000, June 2003. The shareholders surrendered the shares to the Company for cancellation in connection with and pursuant to the terms of the Company's change in control during the second quarter of 2003. The cancellation of the shares had not been affected as of April 11, 2006, and are therefore included in the issued and outstanding share amounts used throughout this Report on Form 10-KSB.


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


PLAN  OF  OPERATIONS  FOR  THE  NEXT  TWELVE  MONTHS

     As a result of the Joint Venture, the Company will work with its partner in the Joint Venture, Baltic Petroleum (E&P) Limited ("BP") to continue the oil and gas exploration activities through their co-ownership of the Joint Venture, which in turn owns ZNG. The Company believes that it has adopted an aggressive but sensible work program, which is presently ongoing in accordance with the technical parameters set forth in the program. In connection with the Joint Venture, BP will supply ZNG with both the technical and financial support that is required to fulfill the work program. If circumstances permit and ZNG is awarded more blocks in the Kurgan Region, BP will be able to ensure that adequate funding is available to support the Work Programs on these blocks.

     Moving forward, the Company anticipates targeting other potential long term investments in Russia, separate from its involvement in the Joint Venture. Currently the Company is evaluating different business opportunities in Russia in oil and gas and other industries, including both development stage and revenue-producing enterprises. As of the filing of this report on Form 10-KSB, the Company is researching two projects which involve the potential purchase of oil and gas interests in Western Siberia, Russia. No formal agreements or understandings have been entered into regarding these projects as of the filing date of this report.

     In the past, the Company has obtained cash financing from organizing stockholders in the form of loans and advances. The Company restructured its debt through the issuance of shares to its creditors and through obtaining Waiver letters (as discussed above) and postponing the payment of liabilities until such time as the Company has sufficient profits to pay such debts. This includes payment of certain trade debts as well as shareholder loans and accrued salaries.

     In connection with the Joint Venture (described under "Joint Venture Agreement," above), the Company will receive $25,000 per month in management fees in connection with the Joint Venture. The Company, however, can make no assurance that $25,000 per month will be adequate to pay its upcoming expenses and liabilities, in which case the Company plans that its organizing stockholders will continue to provide financing for the Company, of which there can be no assurance. As of December 31, 2005, ZNG, Ltd. was two months delinquent in its payment of management fees and owed the Company $50,000 and as of the filing of this report, ZNG, Ltd. is four months delinquent in paying management fees pursuant to the Joint Venture, and the Company is owed $100,000.

     In the past, the Company has obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $328,376 and $517,191 were payable to the stockholders as of December 31, 2005 and 2004, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

     Results of Operations for the year ended December 31, 2005, compared to the year ended December 31, 2004

     We had revenues and other income of $445,861 for the year ended December 31, 2005, which included management fees from ZNG, Ltd. of $75,000, $25,000 a month for the months ending October, November and December 2005; gain from the entrance into the Joint Venture of $364,479, which amount adjusted our negative investment in ZNG to $-0- as of the Joint Venture agreement date, as cumulative losses of ZNG exceeded our investment in ZNG as of the Joint Venture date; and other income of $6,382 for the year ended December 31, 2005. We had $-0- of revenue and other income for the year ended December 31, 2004. We have not generated any revenues to date through the sale of oil and/or gas.

     We had total expenses of $1,328,012 for the year ended December 31, 2005, compared to total expenses for the year ended December 31, 2004 of $833,567, which represented an increase in total expenses from the prior period of $494,445 or 59.3%.

     Total expenses for the year ended December 31, 2005 included $306,379 of salaries, of which approximately $137,892 was accrued, which accrued amount, included $50,000 of accrued salary for our Chief Executive Officer, David Zaikin for the year ended December 31, 2005 and $71,083 of accrued salary for our Chief Financial Officer, Elena Pochapski, who was also paid $10,400 for the year ended December 31, 2005; $486,220 of professional and consulting fees, including amounts paid to our legal counsel, accountant, and warrants granted for professional services during the year ended December 31, 2005, as described herein; $80,531 in rent and occupancy; $28,334 of depreciation and amortization; $47,607 of finance charges and interest, mainly attributable to interest paid on the Initial Loan from BP to ZNG; and $378,941 of other expenses, in connection with marketing and advertising in connection with road shows, various general and administration expenses relating to the Company, and travel and hotel expenses in connection with the closing of the Joint Venture.

     The main items leading to the increase in total expenses for the year ended December 31, 2005, compared to the year ended December 31, 2004 included an increase of $331,875 in professional and consulting fees, to $486,220 for the year ended December 31, 2005, compared to $154,345 for the year ended December 31, 2004; an increase in other expenses of $272,715 to $378,941 for the year ended December 31, 2005, compared to $106,226 for the year ended December 31, 2004; and an increase of $47,607 in finance charges and interest to $47,607 for the year ended December 31, 2005, compared to finance charges and interest of

$-0- for the year ended December 31, 2004, which was offset by a decrease of $175,785 in salaries to $306,379 for the year ended December 31, 2005, compared to $482,164 for the year ended December 31, 2004.

     We had a net loss of $882,151 for the year ended December 31, 2005, compared to a net loss of $833,567 for the year ended December 31, 2004, an increase in net loss of $48,584 from the prior period. The increase in net loss was mainly attributable to increases in total expenses, namely the increases in professional and consulting fees and other expenses, described above, which were not sufficiently offset by the $523,323 in revenue for the year ended December 31, 2005.

Liquidity and Capital Resources

     We had current assets of $61,821 as of December 31, 2005, which included cash of $11,551; management fee receivable of $50,000; and prepaid expenses and other of $270. This represented a decrease in current assets of $73,231 or 54.2%, from $135,052 of current assets as of December 31, 2004, which was mainly due to a decrease of $73,231 in prepaid expenses and other, which were paid by ZNG, and which no longer are included on our Balance Sheet, as of the date of the Joint Venture. The management fee receivable of $50,000 is in connection with the $25,000 monthly management fee payable to the Company by ZNG, Ltd., which fee was owed for the months of November and December. As of the date of this report, the Company is owed $100,000 in management fees from ZNG, Ltd.

     We had total assets of $63,360 as of December 31, 2005, which included current assets of $61,821 and long term assets of $1,539 relating to net property and equipment. This represents a decrease of $1,666,229 from total assets of $1,729,589 as of December 31, 2004, which decrease was mainly attributable to decreases of $750,000 in net geological data; decreases of $734,218 in oil and gas properties, unproved; and a decrease in net licenses of $108,499, which assets were held by ZNG, which was transferred to ZNG, Ltd. in connection with the Joint Venture. As a result of the Joint Venture, we hold 50% of the ownership interests of ZNG, Ltd., as a result, these assets are not included in our balance sheet.

     We had total liabilities of $856,111 as of December 31, 2005, which were solely current liabilities and included $62,500 of demand loan from individual, which bears interest at 6.5% per annum, which is payable to Alexander Kogan, in connection with a $62,500 loan made to the Company on December 27, 2005, which loan is payable on demand within 10 days of notice of such demand by Mr. Kogan; $328,376 of accounts payable to related party stockholders of $328,376, in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to December 31, 2005; $43,664 of accounts payable to Baltic, in connection with the $29,000 loan advanced to the Company from Baltic, as described above under "Payment of Certain Debts of ZNG" and certain other travel expenses owed to Baltic; $117,230 of accounts payable to others, including $48,680 payable to our consultant, Aspen Management and $26,000 owed to an investor relations firm; and $304,341 of accrued payroll, which included $112,500 payable to our Chief Executive Officer, David Zaikin, $95,390 payable to our Chief Financial Officer, Elena Pochapski, and $69,241.97 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam. This represented a decrease in current liabilities of $1,402,942 from total current liabilities of $2,259,053 for the year ended December 31, 2004. The main reasons for this decrease was a decrease of $188,815 in amounts owed to related party stockholders; a decrease of $851,108 in accounts payable to others, in connection with the conversion of debt into shares of our common stock, as described above under "Forgiveness of Monies Owed"; and a decrease of $469,183 in accrued payroll in connection with the conversion of debt into shares of our common stock by our Chief Executive Officer and Chief Financial Officer, as described above under "Forgiveness of Monies Owed" and "Amendment to Elena Pochapski's Employment Agreement."

     Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG is carried on our balance sheet at $-0- as of December 31, 2005. Our investment in ZNG will exceed $-0- at such time as ZNG has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture.

     We had negative net working capital of $794,290 as of December 31, 2005 and a total accumulated deficit of $2,588,019.

     We had $109,816 of net cash from operating activities for the year ended December 31, 2005, which included $568,250 of common stock and warrants issued for professional services and salaries, $833,776 of accounts payable and accrued expenses, and $28,334 of depreciation and amortization, which was offset by $882,151 of net loss; $364,479 of accounts payable and accrued expenses and $73,914 of prepaid expenses and other assets.

     We had $211,379 of net cash flows for investing activities for the year ended December 31, 2005, which included $348,137 of expenditures for licenses and related, $36,552 of expenditures for oil and gas properties, $1,710 of expenditures for property and equipment, which was offset by $175,000 of cash received from our entrance into the Joint Venture. The $175,000 was received by us in consideration for our transfer of our 100% interest in ZNG to ZNG, Ltd., for 50% of the ownership interest in ZNG, Ltd.

     We had $62,500 of net cash flows from financing activities for the year ended December 31, 2005, which was solely due to $62,500 of net proceeds from demand loan which was in connection with a loan made to the Company from Alexander Kogan, on December 27, 2005, which loan is payable on demand within 10 days of notice of such demand by Mr. Kogan.

     Upon entering into the Joint Venture with ZNG, Ltd., Baltic released us from our obligations under the Guarantee and security interest given by us to Baltic in connection with the Initial Loan. Additionally, BP entered into a deed of novation regarding a the Initial Loan made to ZNG by BP and Caspian agreed to provide a loan of approximately $6,874,325 (which included $1,739,658 assumed from the Initial Loan, of which we had received $1,110,654) to ZNG for the purpose of research activities in the Kurgan Region in 2005 and the first half of 2006. Pursuant to the New Loan, certain conditions need to be met by ZNG prior to any advance being made, which conditions are described in greater detail above under "Conditions Precedent to Any Advance Being Made," which conditions are met as of the filing of this report.

     Under the Joint Venture, we will receive $25,000 per month as a management fee from ZNG, however as of the filing of this report, ZNG owes us approximately $100,000, representing four months of management fees.

     As of April 10, 2006, ZNG had received $744,362 pursuant to the New Loan, which had an outstanding balance as of April 10, 2006 of $1,854,986, which amount includes $1,110,624 assumed by ZNG in connection with the Initial Loan.

     In addition to monthly management fee, ZNG Ltd. agreed, to lend $78,000 to us to pay for legal and consulting services in connection with establishing of the Joint Venture. We received $29,000 of this amount in November 2005; and anticipate receiving the additional $49,000 after ZNG submits a letter from the relevant license authority of the Ministry of Natural resources of the Russian Federation confirming that seven new licenses were awarded to ZNG, of which there can be no assurance.


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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING

     We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders and with amounts received from the Joint Venture (described above), including $25,000 a month which the Company is to receive from ZNG, Ltd., pursuant to the Joint Venture. Additionally, ZNG received approximately $1,110,654 from BP pursuant to the Initial Loan (defined above) and another $744,362 pursuant to the New Loan as of the date of this report, which has been spent on various purposes, including paying consultants for services performed in connection with surveys previously performed on the licensed area. As the Joint Venture is now responsible for the funding of the operations of ZNG, we believe our expenditures in connection with ZNG will decrease in the upcoming periods. If we are unable to raise the additional funds required for the planned activities of the Joint Venture and for additional activities, separate than the Joint Venture, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

ADDITIONAL LOANS UNDER THE NEW LOAN ARE CONTINGENT UPON US OBTAINING RIGHTS TO THE SEVEN ADDITIONAL LICENSES IN THE KURGAN REGION, WHICH WE APPLIED FOR IN APRIL, AUGUST AND SEPTEMBER 2005.

     Approximately $654,000 in loans, which we are to receive in connection with the New Loan are contingent upon us obtaining rights to the seven new licenses applied for in April, August and September 2005. The Russian government and the Russian Ministry of Natural Resources together with Rosnedra have set the auction date for two of the licenses in May 2006 and one other license in June 2006. The dates for the auctions on the other blocks have not yet been announced, however they are expected to occur later in 2006. The licenses may be bid on by companies with resources much greater than ours, and as a result, we may not win the rights to the licenses applied for. If this were to happen, the approximately $654,000 in loans which are contingent upon us obtaining such licenses may not be granted. As a result, we may be forced to curtail or abandon our business operations and any investment in us may become worthless.

WE WILL NEED SUBSTANTIAL FINANCING AND SUBSTANTIAL TIME BEFORE WE ANTICIPATE GENERATING REVENUES, IF ANY

     The Company anticipates the need for approximately $15,000,000 prior to ZNG's expected generation of any revenues. Currently the Company has not raised any of this financing and the Company can make no assurances that this financing will ever be raised. The Company also does not expect to generate any revenues through the operations of ZNG, other than the $25,000 a month that we will receive from ZNG, Ltd., until late 2006 of which there can be no assurance.

Therefore, investors should keep in mind that even if the Company is able to raise the substantial amounts of additional financing it requires for the operations of ZNG, it could still be years before the Company generates any revenue, if ever. If the Company does not raise the $15,000,000 which it anticipates needing to generate revenues through ZNG, which, even if generated, will likely not be great enough to sustain ZNG if no revenues are generated and hydrocarbon reserves are located, the Company may be forced to abandon or curtail its current business plan.

WE WILL NEED SUBSTANTIAL FINANCING PRIOR TO ENTERING INTO ANY ADDITIONAL JOINT VENTURES OR ACQUISITIONS.

     The Company anticipates the need for approximately 10 to 25 million dollars to enter into additional joint ventures and/or acquisitions in the future. Currently the Company has not raised any of this financing and the Company can make no assurances that this financing will ever be raised. Even if the Company does raise this money and enter into other joint ventures or acquisitions in the future, it could still be years before the Company generates any revenue, if ever. If the Company does not raise the $10,000,000 to $25,000,000 which it anticipates needing to enter into additional joint ventures or acquisitions, the Company may be forced to abandon or curtail its current business plan. Additionally, the raising of this money may include issuing securities with greater rights than our common stock shareholders and/or may result in substantial dilution to our existing shareholders.


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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN

     As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of December 31, 2005, was $2,138,234, and the total cumulative deficit was $2,588,019, which included $449,785 of pre-development stage deficit. We had $328,376 in accrued and unpaid salaries and a working capital deficit of $794,290 as of December 31, 2005 . The Company is currently being funded by existing shareholders and amounts received by BP in connection with the Loan Agreement and Joint Venture, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay these amounts. There is a risk that ZNG, Ltd. will never begin production and our Company will never generate any revenues. If throughout ZNG, Ltd's oil exploration, it finds no viable wells, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

OUR  GROWTH  WILL  PLACE  SIGNIFICANT  STRAINS  ON  OUR  RESOURCES.

     The Company's growth is expected to place a significant strain on the Company's managerial, operational and financial resources. Furthermore, as the Company receives contracts, the Company will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to succeed and implement its business plan. The Company's future operating results will also depend on its ability to add additional personnel commensurate with the growth of its business. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.


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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

     Under new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer who fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period are de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. Therefore, if we are late in filing a periodic report three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

IF THERE IS A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

  If there is a market for our common stock, we anticipate that such market will be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)  actual  or  anticipated  variations  in  our  results  of  operations;
     (2)  our  ability  or  inability  to  generate  new  revenues;
     (3)  the  number  of  shares  in  our  public  float;
     (4)  increased  competition;  and
     (5) conditions and trends in the oil, gas, and energy industries in general.

     Furthermore, because our Common Stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our Common Stock). Shareholders and potential investors in our Common Stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our Common Stock value, but should instead determine value of our Common Stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.


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

                                DECEMBER 31, 2005

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM




The  Board  of  Directors  and  Stockholders
Siberian  Energy  Group  Inc.


We have audited the accompanying consolidated balance sheets of Siberian Energy Group Inc. (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siberian Energy Group Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Siberian Energy Group Inc. will continue as a going concern. As discussed in Note 13 to the financial statements, Siberian Energy Group Inc. has not earned significant revenue since inception of its current endeavor, and is considered to be in the development stage which raises substantial doubt about its ability to continue as a going concern. Management's plans relative to these matters are also described in Note 13 and throughout the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Lumsden  &  McCormick,  LLP
Buffalo,  New  York
March  27,  2006


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

December 31,                                                            2005            2004
------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash                                                           $      11,551    $         -
     Management fee receivable                                             50,000              -
     Prepaid expenses and other                                               270        135,052
                                                                    ----------------------------
                                                                           61,821        135,052
                                                                    ----------------------------
Investment in joint venture                                                     -              -

Geological data, net                                                            -        750,000

Oil and gas properties, unproved                                                -        734,218

Licenses, net                                                                   -        108,499

Property and equipment, net                                                 1,539          1,820
                                                                    ----------------------------
                                                                    $      63,360    $ 1,729,589
                                                                    ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Demand loan from individual, interest at 6.5%                  $      62,500    $         -
     Accounts payable:
          Related party - stockholders                                    328,376        517,191
          Related party - Baltic Petroleum                                 43,664              -
          Others                                                          117,230        968,338
     Accrued payroll                                                      304,341        773,524
                                                                    ----------------------------
                                                                          856,111      2,259,053
                                                                    ----------------------------
STOCKHOLDERS' EQUITY:
     Common stock - authorized 100,000,000 shares, $.001 par value,
       11,487,886 and 9,402,886 issued and outstanding                     11,488          9,403
     Additional paid-in capital                                         1,786,286      1,220,121
     Accumulated deficit
          Pre-development stage                                          (449,785)      (449,785)
          Development stage                                            (2,138,234)    (1,256,083)
     Accumulated other comprehensive income (loss)                         (2,506)       (53,120)
                                                                    ----------------------------
                                                                         (792,751)      (529,464)
                                                                    ----------------------------
                                                                    $      63,360    $ 1,729,589
                                                                    ============================

See accompanying notes.



SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
-----------------------------------------------------------------------------------------------
                                                                                     For the
CONSOLIDATED STATEMENTS OF OPERATIONS                                              cumulative
                                                                                   period of
                                                                                  Development
                                                                                Stage Activity-
                                                                                January 1, 2003
                                                                                    through
                                                                                  December 31,
For the years ended December 31,                         2005          2004           2005
-----------------------------------------------------------------------------------------------
Revenues and other income:
     Management fees                                 $    75,000    $       -     $    75,000
     Gain from entrance into joint venture               364,479            -         364,479
     Other                                                 6,382            -           6,382
                                                     ----------------------------------------
                                                         445,861            -         445,861
                                                     ----------------------------------------

Expenses:
     Salaries                                            306,379      482,164       1,074,547
     Professional and consulting fees                    486,220      154,345         704,928
     Rent and occupancy                                   80,531       53,526         136,545
     Depreciation and amortization                        28,334       37,306         102,380
     Finance charges and interest                         47,607            -          47,607
     Other                                               378,941      106,226         518,088
                                                     ----------------------------------------
          Total expenses                               1,328,012      833,567       2,584,095
                                                     ----------------------------------------
          Loss before income taxes                       882,151      833,567       2,138,234

Provision for income taxes (benefit)                           -            -               -
                                                     ----------------------------------------
          Net loss (development stage)               $   882,151    $ 833,567     $ 2,138,234
                                                     ========================================


Basic and diluted loss per common share              $     (0.09)   $   (0.11)    $     (0.28)
                                                     ========================================
Weighted average number of basic and diluted
     common shares outstanding                         9,935,900    7,668,228       7,713,124
                                                     ========================================

See accompanying notes.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2005
-------------------------------------------------------------------------------------------------------------

                                                                                   Common Stock
                                                                ---------------------------------------------
                                                                                                   Additional
                                                                Number of            Par            Paid-In
                                                                  Shares            Value           Capital
                                                                ---------------------------------------------

Balance, January 1, 2003 (pre-development stage)                4,902,886         $   4,903      $    430,195

Loss for the year- 2003                                                 -                 -                 -

Shares issued in acquisition                                    1,000,000              1,000           (1,000)
                                                                ---------------------------------------------

     Balance, December 31, 2003                                 5,902,886              5,903          429,195
                                                                ---------------------------------------------

Loss for the year- 2004                                                 -                  -                -

Foreign currency translation adjustment                                 -                  -                -

Shares issued in acquisition                                    3,450,000              3,450          746,550

Shares issued for professional services                            50,000                 50            9,950

Other                                                                   -                  -           34,426
                                                                ---------------------------------------------

     Balance, December 31, 2004                                 9,402,886              9,403        1,220,121
                                                                ---------------------------------------------
Loss for the year- 2005                                                 -                  -                -

Foreign currency translation adjustment                                 -                  -                -

Shares issued for professional services                           385,000                385          138,365

Shares issued for accrued salaries                              1,700,000              1,700          210,800

Warrants granted for professional services                              -                  -          217,000
                                                               ----------------------------------------------

     Balance, December 31, 2005                                11,487,886         $   11,488        1,786,286
                                                               ==============================================

See accompanying notes.



                         Accumulated
                            Other
    Accumulated         Comprehensive                        Comprehensive
      Deficit            Income (Loss)          Total            Loss
--------------------------------------------------------------------------------
   $   (449,785)         $          -          $(14,687)

       (422,516)                    -           (422,516)    $    (422,516)
--------------------------------------------------------------------------------
              -                     -                  -
--------------------------------------------------------
       (872,301)                    -           (437,203)
--------------------------------------------------------
       (833,567)                    -           (833,567)

              -               (53,120)           (53,120)    $    (886,687)
--------------------------------------------------------------------------------
              -                     -            750,000

              -                     -             10,000

              -                     -             34,426
--------------------------------------------------------
     (1,705,868)              (53,120)          (529,464)
--------------------------------------------------------
       (882,151)                                (882,151)

              -                50,614             50,614     $     831,537
--------------------------------------------------------------------------------
              -                      -           138,750

              -                      -           212,500
--------------------------------------------------------
              -                      -           217,000
   $ (2,588,019)         $      (2,506)        $(792,751)
========================================================



SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
----------------------------------------------------------------------------------------------------------------
                                                                                                    For the
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                             cumulative
                                                                                                   period of
                                                                                                  Development
                                                                                                Stage Activity-
                                                                                                January 1, 2003
                                                                                                    through
                                                                                                  December 31,
For the years ended December 31,                                   2005              2004             2005
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss (development stage)                              $ (882,151)       $ (833,567)      $ (2,138,234)
     Depreciation and amortization                                 28,334            37,306            102,380
     Common stock and warrants issued
          for professional services and salaries                  568,250            10,000            578,250
     Gain from entrance into joint venture                       (364,479)                -           (364,479)
     Changes in other current assets and
          current liabilities:
               Prepaid expenses and other assets                  (73,914)         (111,772)          (203,662)
               Accounts payable and accrued expenses              833,776         1,652,065          3,070,449
                                                               -----------------------------------------------
                    NET CASH FLOWS FROM OPERATING ACTIVITIES      109,816           754,032          1,044,704
                                                               -----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for licenses and related                       (348,137)                -           (528,961)
     Expenditures for oil and gas properties                      (36,532)         (734,218)          (770,750)
     Expenditures for property and equipment                       (1,710)           (1,158)            (2,868)
     Cash received in acquisition                                       -                 -                  6
     Cash received from entrance into joint venture               175,000                 -            175,000
                                                               -----------------------------------------------
                    NET CASH FLOWS FOR INVESTING ACTIVITIES      (211,379)         (735,376)        (1,127,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from demand loan                                 62,500                 -             62,500
     Additional paid-in capital                                         -             34,426            34,426
                                                               -----------------------------------------------
                    NET CASH FLOWS FROM FINANCING ACTIVITIES       62,500             34,426            96,926
                                                               -----------------------------------------------

Effect of exchange rates on cash                                   50,614            (53,120)           (2,506)
                                                               -----------------------------------------------
          Net increase (decrease) in cash                          11,551                (38)           11,551

Cash - beginning                                                        -                 38                 -
                                                               -----------------------------------------------
          Cash - ending                                        $   11,551        $         -         $  11,551
                                                               ===============================================

See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

THE  COMPANY  AND  DESCRIPTION  OF  BUSINESS:

Through October 14, 2005, the Company operated through its wholly owned subsidiary, Zaural Neftegaz (ZNG). ZNG is engaged in the business of exploiting and developing certain oil and gas and other petroleum products licenses issued by the Russia's Kurgan Provincial Government for the Eastern part of Kurgan Province. ZNG has its principal place of business in Kurgan City, Kurgan Province, Russia, and is the sole and exclusive owner of the exploration licenses.

On October 14, 2005, the Company entered into a joint venture agreement with a third party, Baltic Petroleum Limited (BP). The Company transferred 100% of its ownership interest in ZNG to the Joint Venture and transferred 50% of the Joint Venture interest to BP for $175,000 and the agreement by BP to provide future funding to the Joint Venture as detailed in a Joint Venture Shareholder's Agreement. Joint Venture will be engaged in the exploration for, development, production and sale of oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union.

Upon signing of the Joint Venture agreement, BP, ZNG, and a financing company wholly owned by BP, entered into a deed of novation regarding a previous loan made to ZNG by BP and immediately thereafter the financing company entered into a loan agreement with ZNG. Under the loan agreement, the lender agreed to provide a loan of $6,874,325 for the purpose of research activities in the Kurgan region in 2005 through the first half of 2006.

BP released the Company from its obligations under a guarantee and security interest given by the Company to BP regarding an initial loan to ZNG. Additional details surrounding the Company's involvement in the Joint Venture follow:

     - During the arrangement, the Company will receive a monthly management fee of $25,000 from ZNG;

     - Profits from the Joint Venture are allocated 50% to the Company only after all financing of ZNG are settled with BP and BP's financing subsidiaries;

     - Although the Company and BP each own 50% of the Joint Venture's shares and each appoint 50% of the Directors to the Joint Venture, BP always has an additional casting vote on Board of Director related issues;

     - The Company has essentially no liability to guarantee the debts of the Joint Venture;

     - The Company recognized a settlement gain of $364,479 as a result of the initial joint venture transaction. This resulted primarily to adjust the Company's negative investment to zero as of the agreement date. All activity of ZNG before the agreement date is otherwise included in these financial statements.

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

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ZNG (through October 14, 2005) and Siberian Energy Group (Canada). All intercompany transactions and balances have been eliminated. After October 14, 2005, the Company's investment in ZNG is accounted for on the equity method of accounting (see "Investment in Joint Venture" below). Accordingly, the assets, liabilities and equity are no longer presented on the Company's balance sheet.

INVESTMENT  IN  JOINT  VENTURE:

The Company's investment in Joint Venture as of December 31, 2005 is recorded on the equity method of accounting. Since cumulative losses of Joint Venture exceed the Company's investment, the investment asset is carried at zero value as of December 31, 2005.

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

OIL  AND  GAS  PROPERTIES:

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, is capitalized. As a result of the Joint Venture arrangement described earlier, essentially all oil and gas properties are the responsibility of the Joint Venture effective October 14, 2005.

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

LICENSES:

Costs incurred during 2003 to register and formalize exploration licenses with the Russian Ministry of Natural Resources were amortized over the terms of the licenses. Amortization expense for 2005 and 2004 was $27,124 and $36,160. All license assets became the responsibility of the Joint Venture effective October 14, 2005

PROPERTY  AND  EQUIPMENT:

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

2.  ACQUISITIONS:

The Company's initial acquisition of ZNG took part in two steps. In May 2003, the Company issued 2,000,000 shares of its common stock for a 51% interest in ZNG. In June 2004, the Company purchased the remaining 49% of ZNG in exchange for 6,900,000 shares. The activities of ZNG have been included in the financial statements since the date of initial acquisition through October 14, 2005, the Joint Venture agreement date.

No accounting value was assigned to the net assets acquired and liabilities assumed as of the date of the initial purchase of 51% of ZNG:

Cash and other current assets                  $   5,310
Property and equipment                             2,383
                                               ---------
                                                   7,693

Current liabilities                               (7,693)
                                               ---------
   Net assets acquired                         $       -
                                               =========

The second step of acquisition happened a year later (June 30, 2004) and reflected the increased value of ZNG. The following table summarizes the estimated fair values of the total assets acquired and liabilities assumed at the date of the second step of acquisition:


Cash and other currents assets                $   5,577
Intangible assets (geological data)             750,000
Oil and gas properties                          433,444
Exploration licenses                            126,582
Property and equipment                            1,150
                                              ---------
                                              1,316,753
Current liabilities                            (972,632)
                                              ---------
Net assets of subsidiary                      $ 344,121
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

-    Correlation  schemes

- Geological maps of South-West ZNGralye (region east of Urals) and West Siberia, pre-Jurassic period

- Set of maps based on distance methods of research and interpretations of cosmic and aerial photographs

- Independent geological evaluation of oil reserves on the licensed areas performed in 2004.

All Geological data is transformed into digital format, which enhances its market potential.

On June 28, 2004, the Company also opened a Canadian subsidiary through acquisition of 100% of the outstanding common shares of the newly incorporated Siberian Energy Group (Canada). Purchase price equaled $7, which also represented the book value of the subsidiary. Siberian Energy Group (Canada) was purchased for the purpose of opening an office in Toronto, Ontario.

3.  INVESTMENT  IN  JOINT  VENTURE:

Following is a summary of the Joint Venture's unaudited financial position at December 31, 2005 and results of development stage activity during the period October 14, 2005 (date of Joint Venture inception) through December 31, 2005 ($000's omitted):

Current assets                          $   508
Intagibles and
  other noncurrent assets                 2,901
                                        -------
                                        $ 3,409
                                        =======

Current liabilities                     $ 1,203
Long-term debt                            2,448
                                        -------
                                          3,651
                                        -------

Stockholders' equity (deficit)             (242)
                                        $ 3,409
                                        =======
Revenues                                $     -
                                        =======

Net loss (development stage)            $(1,065)

The Company's investment asset will begin to exceed zero once the Joint Venture has cumulative earnings sufficient to repay all loans to BP and BP's financing subsidiaries, as agreed.

There is no market for the common stock of the Joint Venture and accordingly, no quoted market price is available.

4.  INCOME  TAXES:

At December 31, 2005, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $1,790,000. These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2025. No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, the $358,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.


5.  LEASES:

Office rent expense for the years ended December 31, 2005 and 2004 was $80,531 and $53,526. There currently are no long-term lease arrangements that the Company is committed to, however, it may negotiate with selected landlord prospects for space commitments.


6.  RELATED  PARTY  TRANSACTIONS:

During the development stage period from January 1, 2003 through December 31, 2005, a variety of expenses were paid for by organizing stockholders. As a result, amounts totaling $328,376 and $517,191 are payable to stockholders from the Company as of December 31, 2005 and 2004.


7.  EMPLOYMENT  CONTRACTS:

The Company has entered into employment contracts with certain senior management employees through 2008 that provide for minimum annual salary, adjusted for capital levels raised by the Company. If terminated without cause, an employee is paid, as severance, the greater of twelve months salary or one-half the remaining amount owed under the contract. At December 31, 2005, the minimum total future additional commitment due is approximately $225,000.

At December 31, 2005, accrued and unpaid salaries for all employees totaled $304,341. These amounts will be paid when sufficient cash flows are generated by the Company.

8.  STOCK  OPTION  PLAN:

In 2003, the Company adopted a stock option plan for the benefit of employees and directors of the Company. All issued stock options are for acquisition of restricted shares, which means there are substantial restrictions on the transferability and sale of such shares. Pursuant to plan terms and related employment agreements, shares of common stock granted vest as follows:

                                 Share Reserved
                                 --------------
         Vest        December 31,        December 31,         Exercise
         Year           2005                2004               Price
       ===============================================================
         2003         200,000              200,000             $0.14
         2004         468,000              468,000             $0.20
         2004          75,000               75,000             $0.32
         2005         468,000              468,000             $0.60
         2006         468,000              468,000             $0.60
         2007         468,000              468,000        110% of the average
                                                          closing stock price
                                                          for the three months
                                                          prior to grant date

The options generally expire four years from the date of vesting; no options were exercised in 2005 and 2004.

The  following  summarizes  stock  option  activity:

                                           Number           Exercise
                                          of Shares           Price
                                         ----------------------------
Outstanding and exercisable at
  January 1, 2003                                 -         $       -

Vested - 2003                               300,000              0.14

Outstanding and exercisable at
  December 31, 2003                         300,000
                                         ----------
Vested - 2004                               518,000              0.20
Vested - 2004                                75,000              0.32
Expired - 2004                             (100,000)             0.14
Expired - 2004                              (50,000)             0.20
                                         ----------
Outstanding and exercisable at
  December 31, 2004                         743,000
                                         ----------

Vested - 2005                               468,000              0.60
                                         ----------

Outstanding and exercisable at
  December 31, 2005                       1,211,000
                                         ----------

The following table summarizes information about stock options outstanding and exercisable:


                            December 21, 2005
                            -----------------
                                                    Weighted Average
            Exercise              Number of        Remaining Years of
             Price                 Options          Contractual Life
         -------------------------------------------------------------
         $       0.14               200,000                   2
                 0.20               468,000                   3
                 0.32                75,000                   3
                 0.60               468,000                   4
                                 ----------
                                  1,211,000
                                 ==========

                            December 31, 2004
                            ------------------
                                                    Weighted Average
            Exercise              Number of        Remaining Years of
             Price                 Options           Contractual Life
         ---------------------------------------------------------------
         $      0.14                200,000                   3
                0.20                468,000                   4
                0.32                 75,000                   4
                                 ----------
                                    743,000
                                 ----------

The Company has elected to recognize compensation based on the fair value method prescribed by Financial Accounting Standards Board Statement No. 123R, "Accounting for Stock Based Compensation." No compensation expense has been recognized in 2005 and 2004 because management had determined the initial fair value of its stock options granted were minimal in light of the startup nature of the organization.


9.  STOCK  WARRANTS:

In 2005, the Company granted warrants to purchase restricted common shares to certain consultants and non-employees for services rendered to the Company as follows:

         Grant             Number of        Exercise        Exercise
          Date              Shares           Price            Term
       --------------------------------------------------------------
       April 1, 2005         100,000        $    0.30       2 years
       September 13, 2005     15,000             0.30       3 years
       December 22, 2005     100,000             1.00       3 years
       December 22, 2005     300,000             1.00       3 years
       December 22, 2005     150,000             2.00       3 years
       December 22, 2005     150,000             2.50       3 years
       December 31, 2005      50,068             0.63       3 years
       December 31, 2005     100,000             0.60       4 years
                           ---------
                             965,068
                           =========

The fair values of each warrant granted is estimated on the grant date using the Black-Scholes option valuation model. The following general assumptions were made in estimating fair value:

Divided yield                      0%
Risk free interest rate       3.17% - 4.38%
Expected volatility          48.13% - 70.12%
Non-marketability discount        30%


Amounts  charged  to  expense  in  2005  totaled  $217,000.


10.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

The carrying values of cash, accounts payable, accrued expenses and demand loan approximates fair value due to their short-term maturity.


11.  LOSS  PER  COMMON  SHARE:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Shares issuable for common stock options may have had a dilutive effect on earnings per share had the Company generated income during the periods through December 31, 2005.


12.  STOCKHOLDERS'  EQUITY:

Effective May 2, 2005, the stockholders approved an amendment to its Restated Articles of Incorporation. The amendment affected a 1 for 2 reverse stock split, reauthorized 100,000,000 shares of common stock, par value $0.001 per share, and authorized 10,000,000 shares of preferred stock par value $0.001 per share. Shares of preferred stock may be issued from time to time in one or more series, each of which shall have distinctive designation of title as determined by the Board of Directors prior to the issuance of any shares thereof.

These financial statements have been retroactively adjusted to January 1, 2003 to give effect for new capital structure.

13.  GOING  CONCERN:

These financial statements have been prepared assuming the Company will continue as a going concern, however, since inception of its current endeavor in 2003, it has not earned substantial revenues and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern.

Management is of the opinion that the Joint Venture arrangement established in 2005 will successfully generate allocable profits to the Company in the near term.

For the cumulative period ended December 31, 2005, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries. However, there can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ form the going concern basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

  None.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

     The following table sets forth the name, age and position of each director and executive officer of the Company. There are no other persons who can be classified as a promoter or controlling person of the Company. The officers and directors of the Company are as follows:

     NAME                AGE          POSITION
     ----                ---          --------

     David  Zaikin       38           Chairman  of  the  Board  of  Directors
                                        and  Chief  Executive  Officer

     Elena  Pochapski    40           Chief  Financial  Officer  and  Director
     Oleg V. Zhuravlev   45           Director,  President/CEO  Zaural Neftegaz
                                        ("ZNG")  Subsidiary  of  the  Company
     Sergey  Potapov     42           Director,  Vice  President  ZNG
     Vladimir V. Eret    61           Director and Chief Geologist and
                                        Technical  Director  of  ZNG
     Timothy Peara       45           Director

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

     Vladimir V. Eret has served as Technical Director and Chief Geologist of ZNG since January 1, 2003 and as Director of the Company since July
5, 2004. Before that time Mr. Eret was the Director General of Bentonite Inc. in Kurgan City, Russia, from February 1, 1996 to January 31, 2002. Prior to his employment at Bentonite Inc., Mr. Eret worked as the expert of geology at Regional Investment Corporation, in Kurgan City, Russia, from December 1, 1994 to January 31, 1996. From March 1985 to February 1993, Mr. Eret worked as a director of Souzgiprovodxoz, in connection with their geological expedition of Kurgan. Prior to that time Mr. Eret worked at various jobs as a geologist and from April 1976 to July 1978, as the chief geologist of the People's Democratic Republic of Algeria. Mr. Eret obtained his Bachelors degree from Tomsk Government University in Geology and Engineering in 1968. He obtained a
Doctorate  degree  from  Kurgan  University  in  1990  in  Economics.

     Timothy Peara has served as a Director of the Company since April 12, 2005. Since October 2002, he has served as a Director of Emerging Markets Finance International in London, England. From December 2001 to April 2003, he served as Finance Director of TNG Energy AG, in Frankfurt, Germany. From August 2000 to October 2001, he served as Vice President of UT Energy Holdings, in London, England and Hartford, Connecticut. From December 1998 to June 2000, he served as Vice President of PSG International, in London, England. From August 1997 to June 1998 he served as a Senior Trader with Koch Supply & Trading, in London, England. From June 1991 to July 1997, he served as a Director with Lehman Brother, in London, England. From January 1989 to May 1991, he served as Vice President of Prudential Securities, Inc. in London, England. Mr. Peara obtained a Bachelors degree from Wesleyan University in Latin American Studies in 1983 and a Masters degree in Business Administration from the University of Chicago in 1988. Mr. Peara holds a Series 3 and Series 7 brokers license. Mr. Peara is also a member of the Association of International Petroleum Negotiators, and a member of the Oil Club in London, England.

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

EMPLOYMENT AND OPTION AGREEMENTS

DAVID ZAIKIN, CHIEF EXECUTIVE OFFICER AND DIRECTOR

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

     Mr. Zaikin is provided eight (8) weeks of vacation leave per year. Additionally, Mr. Zaikin also has the right under his employment agreement to purchase stock options in the Company. Under the 2003 plan, Mr. Zaikin has the right to purchase 100,000 shares of the authorized and unissued $0.001 par value restricted stock, at an exercise price of $0.14 per share. Under the 2004 plan, Mr. Zaikin has the right to purchase 100,000 shares of the Company's Common Stock, at an exercise price of $0.20 per share. Under the 2005 plan, Mr. Zaikin has the right to purchase 100,000 shares of the Company's Common Stock, at an exercise price of $0.60 per share. Mr. Zaikin's stock option plan continues until his employment contract ends, giving him the right to purchase 10,000 shares of Common Stock as of January 1, of each year, and 7,500 shares on the first date of each month thereafter, up to a maximum of 100,000 shares per year, with the exercise prices as follows: for the year beginning January 1, 2006, $.60 per share, for the year beginning January 1, 2007 and any subsequent year, the exercise price will be 110% of the average closing prices for the three months prior to each grant date. All stock options received by Mr. Zaikin will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Zaikin are non-transferable, except by will or the laws of decent and distribution, and any attempt to do so shall void the option.

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

ELENA POCHAPSKI, CHIEF FINANCIAL OFFICER AND DIRECTOR

     Elena Pochapski is employed as the Company's Chief Financial Officer. She signed an employment contract with the Company on August 1, 2003, which is effective until December 31, 2008. Ms. Pochapski is to be paid an annual salary of US $75,000 subject to periodic review by the Board. Ms. Pochapski is entitled to six (6) weeks of vacation time per year.

     Additionally, Ms. Pochapski has the right under her employment agreement to receive stock options in the Company. Under the 2003 plan, Ms. Pochapski had the right to purchase 100,000 shares of the authorized and unissued $0.001 par value restricted stock of the Company for an exercise price of $0.14, which options were exercised by Ms. Pochapski in February 2006. Under the 2004 plan Ms. Pochapski has the right to purchase 100,000 shares at an exercise price of $0.20 per share and under the 2005 plan, Ms. Pochapski has the right to purchase 100,000 shares at an exercise price of $0.60 per share. Ms. Pochapski's stock option plan continues until her employment contract ends, giving her the right to purchase 10,000 shares of Common Stock as of January 1, of each year, and 7,500 shares on the first date of each month thereafter, up to a maximum of

100,000 shares per year, with exercise prices as follows: for 2006 the exercise price is $0.60 per share, for 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. All stock options received by Ms. Pochapski will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Ms. Pochapski are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

     Under Ms. Pochapski's employment agreement, if she is terminated without cause by the Company or if Ms. Pochapski herself terminates her employment for reasonable basis, the Company shall, in exchange for an execution and general release and waiver of claims against the Company by Ms. Pochapski, continue to pay as severance Ms. Pochapski's salary for twelve (12) months or one half (1/2) of the remaining term of the agreement whichever is greater.

     On September 1, 2005, the Company entered into an "Amendment to the Employment Agreement Dated August 1, 2003" ("Amended Employment Agreement") with Elena Pochapski. Pursuant to the terms of the Amended Employment Agreement, Ms. Pochapski agreed to forgive $50,000 of salary which she was owed for services rendered under her employment agreement, in return for the Company issuing her 400,000 shares of the Company's restricted common stock. Additionally, Ms. Pochapski agreed to postpone the payment of the remaining $84,707 which she was owed in connection with her employment agreement from the period from August 1, 2003 to August 30, 2005, until such time as the Company has sufficient profits to pay the amount in cash either partially or in full. The Amended Employment Agreement also set Ms. Pochapski's annual salary for the period from September 1, 2005 until August 30, 2006 at CDN $75,000 , after which time her salary will return to the amounts listed in her August 1, 2003 employment agreement, depending on the financial condition of the Company. The Amended Employment Agreement also provided for the Company to pay Ms. Pochapski a monthly allowance of CDN $500 in consideration for her using her personal automobile for Company related services.

OLEG V. ZHURAVLEV, DIRECTOR

     Oleg  V.  Zhuravlev,  the  President and Chief Executive Officer of ZNG the
Company's subsidiary, and a Director of the Company has the right to receive stock options in the Company pursuant to a Stock Option Agreement, which grants him options to purchase shares of the Company's Common Stock under stock plans relating to various years of his employment. Under the 2003 stock option plan, Mr. Zhuravlev has the right to purchase all or any part of 200,000 shares of the authorized and unissued $.001 par value restricted Common Stock of the Company at an exercise price of $0.14 per share. Additionally under the 2004 and 2005 plans, Mr. Zhuravlev has the right to purchase 200,000 shares of the Company's common stock at the exercise prices of $0.20 per share and $0.60 per share, respectively. Mr. Zhuravlev's stock option plan continues until his employment with the Company ends, giving him the right to purchase 20,000 shares of Common Stock as of January 1, of each year, and 15,000 shares on the first date of each month thereafter, up to a maximum of 200,000 shares, with exercise prices as follows: for 2006 the exercise price per share is $0.60, for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. All stock options received by Mr. Zhuravlev will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Zhuravlev are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

VLADIMIR V. ERET, DIRECTOR

     Vladimir V. Eret is employed as the Chief Operating Officer of ZNG, and a Director of the Company. Mr. Eret has the right to receive stock options in the Company pursuant to a Stock Option Agreement, which grants him options to purchase shares of the Company's Common Stock under stock plans relating to various years of his employment. Under the 2004 plan, Mr. Eret has the right to purchase 84,000 shares of Common Stock at $0.60 per share and under the 2005 plan, Mr. Eret has the right to purchase 84,000 shares of Common Stock at $0.60 per share. Mr. Eret's stock option plan continues until his employment with the Company ends, giving him the right to purchase 7,000 shares of Common Stock as of January 1, of each year, and 7,000 shares on the first date of each month thereafter, up to a maximum of 84,000 options per year, with exercise prices as follows: for 2006 the exercise price per share is $0.30, for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. All stock options received by Mr. Eret will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Eret are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

SERGEY POTAPOV, DIRECTOR

     Sergey Potapov, the Vice President of ZNG and a Director of the Company has the right to purchase stock options in the Company pursuant to a Stock Option Agreement, which grants him options to purchase shares of the Company's Common Stock under stock plans relating to various years of his employment. Under the 2004 plan, Mr. Eret has the right to purchase 84,000 shares of Common Stock at $0.60 per share and under the 2005 plan, Mr. Eret has the right to purchase 84,000 shares of Common Stock at $0.60 per share. Mr. Potapov's stock option plan continues until his employment ends, giving him the right to purchase 7,000 shares of Common Stock as of January 1, of each year, and 7,000 shares on the first date of each month thereafter, up to a maximum of 84,000 options per year, with exercise prices as follows: for 2006 the exercise price per share is $0.60, for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. All stock options received by Mr. Potapov will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Potapov are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

TIM PEARA, DIRECTOR

     Tim Peara, a Director of the Company has the right to purchase stock options in the Company pursuant to a Stock Option Agreement. Under his Stock Option Agreement, Mr. Peara has the right to purchase 100,000 shares of the Company's common stock at an exercise price of $0.60 per share during the year ended December 31, 2005. Mr. Peara's stock option plan continues until his employment is terminated or ends, giving him the right to purchase 10,000 shares of Common Stock as of January 1, of each year, and 7,500 shares on the first date of each month thereafter, up to a maximum of 100,000 shares per year, with exercise prices as follows: for 2006 the exercise price is $0.60 per share, for 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. All stock options received by Mr. Peara according to the above will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Peara are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

     Additionally, Mr. Peara was granted 100,000 options to purchase shares of the Company's Common Stock at $0.30 per share in consideration for consulting services provided to the Company prior to his election as a Director of the Company (the "Consulting Options"). One half or 50,000 shares of the Consulting Options expire at 5:00 p.m. (Eastern Standard Time) on May 1, 2006, and one half or 50,000 of the Consulting Options expire at 5:00 p.m. (Eastern Standard Time) on May 1, 2007, if not exercised prior to those dates.


     Additionally, pursuant to an agreement between Alternative Energy Finance and the Company, Timothy Peara, our Director and the managing Director of Alternative Energy Finance, will receive compensation based on the total investment made by Baltic in the Joint Venture. This compensation includes a commission of $13,518 (0.75% of Baltic's $1,802,441 investment in the Joint Venture to date), which amount has not been paid as of the date of this filing, and 50,068 options to purchase shares of our common stock at $0.63 per share, which options were granted to Mr. Peara on March 6, 2006, which options contain a cashless exercise provision. Additionally, Mr. Peara has already received options to purchase 100,000 shares of our common stock at an exercise price of $0.30 per share, described in greater detail below, and 15,000 shares of our restricted common stock in connection with his introduction of the parties to the Joint Venture.

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.


                             EXECUTIVE COMPENSATION

                                                                                LONG-TERM COMPENSATION
                                                                        ---------------------------------------
                         ANNUAL COMPENSATION                            AWARDS                          PAYOUTS
                ---------------------------------                       ------                          -------
NAME AND                                                                  RESTRICTED      OPTIONS/
PRINCIPAL         FISCAL                                OTHER ANNUAL        STOCK           SARs          LTIP
POSITION(1)        YEAR      SALARY        BONUS ($)    COMPENSATION        AWARDS         (#)(2)        PAYOUT
---------         ------     --------      ---------    ------------      ----------       -------       ------
David Zaikin      2005       $50,000(3)                                    500,000(3)      100,000
CEO               2004       $75,000                                                       100,000
                  2003       $50,000                                                       100,000

Shakeel Adam      2004(4)    $37,500
CEO               2003       $25,000
(Sept. 1, 2003-
July 31, 2004)

Bruna             2003       $0
Compagnoni        2002       $0
President (5)
(November 2002 -
November 2003)

Elena Pochapski   2005      $71,083(6)                                    400,000(6)       100,000
CFO               2004      $75,000                                                        100,000
                  2003      $9,300                                                         100,000


Oleg V.           2005(7)   $30,587                                                        100,000
Zhuravlev         2004(7)   $285                                                           100,000
Director and      2003(7)   $175
Chief Executive
Officer ZNG


Salaries above do not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(1) Other than the individuals listed above, the Company has no other executive employees who have received more than $100,000.00 in compensation, including bonuses and options, during each of the last three (3) fiscal years.

(2) Options vested in 2003 are exercisable for $0.14, options vested in 2004 are exercisable for $0.20, and options vested in 2005 are exercisable for $0.60 per share. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. All options were granted pursuant to our stock option plan. All options remain unexercised other than the 100,000 options granted to Elena Pochapski in 2003, which options were exercised in full by Ms. Pochapski in February 2006.

(3) On August 16, 2005, David Zaikin, the Company's Chief Executive Officer, President and a Director of the Company agreed to forgive $62,500, which represented a part of his accrued salary to date, in return for the issuance of 500,000 restricted shares of the Company's common stock. Additionally, Mr. Zaikin agreed to stop accruing salary until such time as the Company has sufficient monies to pay such salary, beginning in September 2005. Mr. Zaikin accrued $50,000 of salary for the year ended December 31, 2005. Mr. Zaikin was owed a total of $112,500 in accrued and unpaid salary as of December 31, 2005, for the years ended December 31, 2003, 2004 and 2005.

(4) Shakeel Adam is no longer employed by the Company as of July 31, 2004. Mr. Adam's salary accrued for 2004 is listed as the total for the period January 1, 2004 to July 31, 2004. All of Mr. Adam's options terminated on October 31, 2004.

(5) Prior to Shakeel Adam's being appointed Chief Executive Officer of the Company in September 2003, the Company had no Chief Executive Officer, the Company's only officers were Bruna Compagnoni, the Company's President and Secretary and Andres Elmik, the Company's Treasurer, who received no compensation for their services.

(6) On September 1, 2005, the Company entered into an "Amendment to the Employment Agreement Dated August 1, 2003" ("Amended Employment Agreement") with its Director and Chief Financial Officer, Elena Pochapski. Pursuant to the terms of the Amended Employment Agreement, Ms. Pochapski agreed to forgive $50,000 of salary which she was owed for services rendered under her employment agreement, in return for the Company issuing her 400,000 shares of the Company's restricted common stock. Additionally, Ms. Pochapski agreed to postpone the payment of the remaining $84,707 which she is owed in connection with her employment agreement from the period from August 1, 2003 to August 30, 2005, until such time as the Company has sufficient profits to pay the amount in cash either partially or in full. The Amended Employment Agreement also set Ms. Pochapski's annual salary for the period from September 1, 2005 until August 30, 2006 at CDN $75,000 , after which time her salary will return to the amounts listed in her August 1, 2003 employment agreement, depending on the financial condition of the Company. The Amended Employment Agreement also provided for the Company to pay Ms. Pochapski a monthly allowance of CDN $500 in consideration for her using her personal automobile for Company related services. Ms. Pochapski accrued $60,683 during the year ended December 31, 2005, which included $50,000 for the period from January 1, 2005 until August 30, 2005 and $10,683 from the period from September 1, 2005 until December 31, 2005. Ms. Pochapski was also paid $10,400 in cash during the year ended December 31, 2005 for services rendered. Ms. Pochapski was owed a total of $95,390 in accrued salary as of December 31, 2005, for the years ended December 31, 2003, 2004 and 2005.

(7) All salary listed for Mr. Zhuravlev for the years ended December 31, 2005, 2004 and 2003 were paid in full. Mr. Zhuravlev forgave any unpaid amounts of his salary for the years ended December 31, 2005, 2004 and 2003 in connection with the Company's entry into the Joint Venture.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act), based on 11,687,921 shares of common stock outstanding as of March 15, 2006 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.



                                    OPTIONS TO
                                   PURCHASE SHARES     TOTAL SHARES
   NAME AND          SHARES OF     OF COMMON STOCK      OF COMMON
  ADDRESS OF        COMMON STOCK     EXERCISABLE          STOCK
  BENEFICIAL        BENEFICIALLY   WITHIN THE NEXT      BENEFICIALLY
    OWNER              OWNED          60 DAYS             OWNED            Percent (1)
   Oleg V.
  Zhuravlev
   Director                   -       247,500 (2)         247,500             2.1% (A)
 Kurgan City
Lenina St. 27/X
 Russia 640000

 Victor Repin
 Kurgan City,         1,750,000 (9)   600,000 (3)       2,350,000            19.1% (B)
Klimova St. 41,
Russia 640020

 David Zaikin
Chief Executive
  Officer and           650,000       347,500 (4)         997,500             8.3% (C)
    Director
275 Madison
Ave., 6th Floor,
New York, New
York 10016 (1)

 Elena Pochapski
 Chief Financial
   Officer and
    Director            425,000       247,500 (5)         672,500             5.6% (D)
  275 Madison
Ave., 6th Floor,
  New York, New
    York 10016

 Sergey Potapov
    Director                  0       210,000 (6)         210,000             1.8% (E)
  Kurgan City
Lenina St. 27/X
 Russia 640000


  Valdimir Eret
    Director(6)              0        210,000 (7)         210,000              1.8% (F)
  Kurgan City
Lenina St. 27/X
 Russia 640000 (6)

   Tim Peara
  275 Madison
 Ave., 6th Floor,       55,000        297,568 (8)         352,568             2.9% (G)
  New York, New
   York 10016 (7)

 All the Officers
  and Directors      1,130,000      1,560,068           2,690,068             20.3%(H)
  as a group 6
     persons)


1) David Zaikin holds 400,000 of his shares in the name of WCM, Ltd, which is 100% owned by Mr. Zaikin and 250,000 shares in his own name.

2) Includes 100,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, and 47,500 options to purchase shares of our common stock at $0.60 per share, which had vested as of March 15, 2006. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

3) Includes warrants to purchase 300,000 shares of our common stock at $1.00 per share, 150,000 shares of our common stock at $2.00 per share and 150,000 shares of our common stock at $2.50 per share. The warrants expire if unexercised on December 22, 2008.

4) Includes 100,000 options to purchase shares of our common stock at $0.14 per share, which vested throughout the fiscal year ended 2003, 100,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, and 47,500 options to purchase shares of our common stock at $0.60 per share, which had vested as of March 15, 2006. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

5) Includes 100,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, and 47,500 options to purchase shares of our common stock at $0.60 per share, which had vested as of March 15, 2006. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

6) Includes 84,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 84,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, and 42,000 options to purchase shares of our common stock at $0.60 per share, which had vested as of March 15, 2006. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

7) Includes 84,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 84,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, and 42,000 options to purchase shares of our common stock at $0.60 per share, which had vested as of March 15, 2006. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

8) Includes options to purchase 100,000 shares of our common stock at an exercise price of $0.60 per share, and 47,500 options to purchase shares of our common stock at $0.60 per share, which had vested as of March 15, 2006. These options granted pursuant to Mr. Peara's stock option plan are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. Additionally includes options to purchase 100,000 shares of our common stock at $0.30 per share, of which one half expire on May 1, 2006 and one half expire on Mary 1, 2007. This number also includes options to purchase 50,068 shares of our common stock at $0.63 per share, which options expire if unexercised on March 6, 2009. The options are described in greater detail under "Employment and Option Agreements" above.

9) Includes 1,000,000 shares held in the name of Zaural Neftegaz, which shares are currently in the process of being tranferred to Mr. Repin.

A) Using 11,935,421 shares outstanding, assuming the exercise of all 247,500 options held by Mr. Zhuravlev.

B) Using 12,287,921 shares outstanding, assuming the exercise of all 600,000 options held by Mr. Repin.

C) Using 12,035,421 shares outstanding, assuming the exercise of all 347,500 options held by Mr. Zaikin.

D) Using 11,935,421 shares outstanding, assuming the exercise of all 247,500 options held by Ms. Pochapski.

E) Using 11,897,921 shares outstanding, assuming the exercise of all 210,000 options held by Mr. Potapov.

F) Using 11,897,921 shares outstanding, assuming the exercise of all 210,000 options held by Mr. Eret.

G) Using 11,985,489 shares outstanding, assuming the exercise of all 314,004 options held by Mr. Peara.

H) Using 13,247,989 shares outstanding, assuming the exercise of all 1,560,068 options held collectively by our officers and Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OTHER DIRECTORS MATTERS, ISSUANCES, Etc.

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

     On December 12, 2005, the Company's Chief Executive Officer, President and Director, David Zaikin agreed to transfer 250,000 shares of the Company's restricted common stock which he held to the Jewish Russian Community Center of Toronto, Ontario, Canada (the "JRCC"). The shares were transferred to the JRCC as a charitable donation from Mr. Zaikin personally. The actual transfer of shares was affected February 16, 2006.

     On December 12, 2005, the Company's Chief Financial Officer and Director, Elena Pochapski, agreed to transfer 75,000 shares of the Company's restricted common stock which she held to the Jewish Russian Community Center of Toronto, Ontario, Canada (the "JRCC"). The shares were transferred to the JRCC as a charitable donation from Ms. Pochapski personally. The actual transfer of shares was affected February 16, 2006.

     Effective December 22, 2005, the Company entered into a Warrant Agreement with Victor Repin, a greater than 5% shareholder of the Company, in consideration for his help and assistance in successfully closing the Company's Joint Venture with Baltic Petroleum (E&P) Limited in November 2005. Pursuant to Mr. Repin's Warrant Agreement, he has the right to purchase 300,000 shares of the Company's common stock at $1.00 per share, 150,000 shares of the Company's common stock at $2.00 per share and 150,000 shares of the Company's common stock at $2.50 per share.

     On February 13, 2006, Elena Pochapski, the Company's Chief Financial Officer and a Director of the Company exercised all 100,000 of her 2003 stock options, and purchased 100,000 restricted shares of the Company's common stock at an exercise price of $0.14 per share, for aggregate consideration of $14,000, which was received by the Company on February 13, 2006.

     Pursuant to an agreement between Alternative Energy Finance and the Company, Timothy Peara, as the managing Director of Alternative Energy Finance, will receive compensation based on the total investment made by Baltic in the Joint Venture. This compensation includes a commission of $13,518 (0.75% of Baltic's $1,802,441 investment in the Joint Venture to date), which amount has not been paid as of the date of this filing, and 50,068 options to purchase shares of our common stock at $0.63 per share, which were granted to Mr. Peara on March 6, 2006, which options contain a cashless exercise provision. Additionally, Mr. Peara has already received options to purchase 100,000 shares of our common stock at an exercise price of $0.30 per share, described in greater detail above, and 15,000 shares of our restricted common stock in connection with his introduction of the parties to the Joint Venture.



ITEM 13. EXHIBITS

     (a)  EXHIBITS

 Exhibit No.                 Description of Exhibit
 ----------                  ----------------------

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

 3.7 (2) Certificate of Amendment to the Company's Articles of Incorporation filed April 25, 2005, affecting a 1:2 reverse stock split, re-authorizing 100,000,000 shares of common stock, par value $0.001 per share, and authorizing 10,000,000 shares of preferred stock, par value $0.001 par value per share

 3.8 (1)    Bylaws

 10.1(3)    David Zaikin Employment Agreement

 10.2(3)    Elena Pochapski Employment Agreement

 10.3(3)    Oleg V. Zhuravlev Employment Agreement

 10.4(3)    Sergey Potapov Employment Agreement

 10.5(3)    Vladimir Eret Employment Agreement

 10.6(3)    David Zaikin Stock Option Agreement

 10.7(3)    Oleg V. Zhuravlev Stock Option Agreement

 10.8(3)    Oleg V. Zhuravlev Employment Agreement ZNG

 10.9(3)    Elena Pochapski Stock Option Agreement

 10.10(3)   Sergey Potapov Stock Option Agreement

 10.11(3)   Sergey Potapov Employment Agreement ZNG

 10.12(3)   Vladimir Eret Stock Option Agreement

 10.13(3)   Vladimir Eret Employment Agreement ZNG

 10.14(3)   Contract to purchase 51% of ZNG

 10.15(3)   Contract to purchase 49% of ZNG

 10.16(3)   Amendment to contract to purchase 49% of ZNG

 10.17(3)   Amendment to David Zaikin Employment Agreement

 10.18(4)   Exploratory Contract with Bashneftegeofizika

 10.19(4)   Exploratory Contract with Bazhenov Geophysical Expedition

 10.20(4)   Consulting Contract with GeoData Consulting

 10.21(4)   Exploration License for West-Suersky Block

 10.22(4)   Exploration License for Mokrousovsky Block

 10.23(4)   Exploration License for Privolny Block

 10.24(4)   Exploration License for Orlovo-Pashkovsky Block

 10.25(5)   Option Agreement with Baltic Petroleum Limited dated April
             28, 2005

 10.26(5) License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

 10.27(5)   Loan Agreement between OOO Zauralneftegaz and Baltic
            Petroleum Limited dated April 28, 2005

 10.28(5)   Guarantee by Siberian Energy Group, Inc. dated April 28,
            2005

 10.29(5)   Pledge and Security Agreement between Siberian Energy
            Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

 10.30(6)   Option  Agreement with Baltic Petroleum Limited dated
            April 28, 2005

 10.31(6)   License  Agreement  between  OOO Zauralneftegaz and
            Baltic Petroleum Limited  dated  April  28,  2005

 10.32(6)   Loan  Agreement  between  OOO  Zauralneftegaz  and
            Baltic  Petroleum Limited  dated  April  28,  2005

 10.33 (6)  Guarantee by Siberian Energy Group, Inc. dated April 28,
            2005

 10.34 (6)  Pledge and Security Agreement between Siberian Energy
            Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

 10.35 (7)  Clarification to the Contract of Purchase and Sale of the
            Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May
            2004

 10.36 (7)  Agreement with Business - Standard (translated from
            Russian version)

 10.37 (7)  Supplementary Agreement to Business - Standard Agreement
            (translated from Russian version)

 10.38 (7)  Supplementary Agreement No. 2 to Business - Standard
            Agreement (translated from Russian version)

 10.39 (7)  Deed of Amendment between ZNG and BP

 10.40 (7)  Deed of Amendment between the Company and BP

 10.41 (8)  Joint Venture Shareholders' Agreement with Baltic Petroleum
            (E&P)Limited and Zauralneftegaz Limited dated October 14, 2005

 10.42 (9)  Amendment to the Employment Agreement Dated August 1, 2003, with
            Elena Pochapski

 10.43 (9)  Form of Waiver Agreement

 10.44(10)  Loan  Agreement  between  OOO  Zauralneftegaz and Caspian Finance
            Limited

 10.45(10)  Deed  of  Novation  between  Baltic  Petroleum  Limited,  Caspian
            Finance Limited  and  OOO  Zauralneftegaz

 10.46(10)  Deed  of  Release

 10.47(10)  Release  of  Pledge

 10.48(10)  Guarantee

 10.49(10)  Debenture

 10.50(10)  Agreement  for  the  Pledge  of the Participatory Interest in
            OOO Zauralneftegaz  (Russian  translation  removed)

 10.51(10)  Sale  and  Purchase  Agreement

 21.1*      Subsidiaries of the Company

 31.1*      Certificate of the Chief Executive Officer pursuant
            Section 302 of the Sarbanes-Oxley Act of 2002

 31.2*      Certificate of the Chief Financial Officer pursuant
            Section 302 of the Sarbanes-Oxley Act of 2002

 32.1* Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2*      Certificate of the Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

 99.1(11)   Glossary




*     Filed  herein.

(1) Filed as Exhibits to our Form SB-2 Registration Statement filed with the Commission on September 10, 2004, and incorporated herein by reference.

(2) Filed as Exhibits 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, respectively, to the Company's Form 8-K filed with the Commission on May 2, 2005, and incorporated herein by reference.

(3) Filed as an exhibit to our Form SB-2 Registration Statement filed on September 10, 2004.

(4) Filed as an exhibit to amendment number one to our Form SB-2/A Registration Statement filed on November 23, 2004.

(5) Filed as Exhibit 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company's Form 8-K to be filed with the Commission.

(6) Filed as Exhibits to the Company's Form 8-K filed with the Commission on May 20, 2005, and incorporated herein by reference.

(7) Filed as Exhibits to the Company's Report on Form 10-QSB, filed with the Commission on August 22, 2005, and incorporated herein by reference.

(8) Filed as Exhibits to the Company's Report on Form 8-K, filed with the Commission on October 28, 2005, and incorporated herein by reference.

(9) Filed as Exhibits to our Report on Form 10-QSB for the period ending September 31, 2005, which was filed with the Commission on November 21, 2005, and is incorporated herein by reference.

(10) Filed as Exhibits to our Report on Form 8-K, filed with the Commission on December 2, 2005, an incorporated herein by reference.

(11) Filed as Exhibit 99.1 to our Report on Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference.


     (b)  REPORTS ON FORM 8-K

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

o On December 2, 2005, the Company filed a Report on Form 8-K to report that on November 9, 2005 the Company entered into certain agreements including a Sale and Purchase Agreement, Deed of Novation, Deed of Release, Release of Pledge, New Loan, Guarantee, Debenture, and an Agreement for the Pledge of the Participatory Interest in OOO Zarualneftegaz, in connection with the Company's Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Ltd.

The Company filed the following Reports on Form 8-K subsequent to the quarterly period covered by this report:

o On February 28, 2006, the Company filed a Report on Form 8-K to report various issuances of restricted common stock, the entry into various option agreements and certain relationships and related transactions between the Company, its officers, Directors and shareholders.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements was $21,200 and $12,400, respectively.

AUDIT RELATED FEES

     None.

TAX FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $7,000 and $450, respectively.

ALL OTHER FEES

     Additionally, our principal accountant billed us $1,150 during the year ended December 31, 2005, for the review of our Form SB-2 Registration Statement. There were no fees billed by our principal accountant other than those disclosed above for the year ended December 31, 2004.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIBERIAN ENERGY GROUP INC.

DATED: April 13, 2006                     By: /s/ David Zaikin
                                          ------------------------
                                          David Zaikin
                                          Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                       TITLE                          DATE

/s/ David Zaikin           Chief Executive Officer       April 13, 2006
----------------------     and Director
David Zaikin               (Principal Executive Officer)

/s/ Elena Pochapski        Chief Financial Officer       April 13, 2006
----------------------     and Director
Elena Pochapski            (Principal Financial Officer)

/s/ Oleg V. Zhuravlev
---------------------
Oleg V. Zhuravlev          Director                      April 13, 2006

/s/ Sergey Potapov
---------------------
Sergey Potapov             Director                      April 13, 2006

/s/ Vladimir V. Eret
---------------------
Vladimir V. Eret           Director                      April 13, 2006