Form 10QSB
period 2006-03-31
Siberian Energy Group Inc.
filed 2006-05-18
CIK 1301299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------  ------------
               Commission file number 333-118902


                                SIBERIAN ENERGY GROUP INC.
                                --------------------------
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

                                 (212) 828-3011
                                 --------------
                         (Registrant's telephone number)



     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ]

     As of May 12, 2006, 11,907,921 shares of Common Stock of the issuer were outstanding ("Common Stock"), which amount does not include 42,500 shares issuable to our Director, Timothy Peara, in connection with his May 1, 2006 exercise of certain of his cashless warrants, which is described in greater detail below.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS













                           SIBERIAN ENERGY GROUP INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

                                 MARCH 31, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Siberian Energy Group Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of March 31, 2006, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2006 and 2005, and the cumulative period of development stage activity (January 1, 2003 through March 31, 2006). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2006, we included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


Lumsden & McCormick, LLP
Buffalo, New York
May 9, 2006


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets

                                                                   (Unaudited)
                                                                     March 31,       December 31,
                                                                       2006              2005
                                                                   ------------      ------------
Assets
Current assets:
  Cash                                                             $      1,285      $     11,551
  Management fee receivable                                             100,000            50,000
  Prepaid expenses and other                                                270               270
                                                                   ------------      ------------
                                                                        101,555            61,821
                                                                   ------------      ------------
Investment in joint venture                                                   -                 -

Property and equipment, net                                               1,459             1,539
                                                                   ------------      ------------
                                                                   $    103,014      $     63,360
                                                                   ============      ============
Liabilities and Stockholders' Equity
Current liabilities:
  Demand loan from individual, interest at 6.5%                    $     63,535      $     62,500
  Accounts payable:
      Related party - stockholders                                      365,041           328,376
      Related party - Baltic Petroleum                                   46,035            43,664
      Others                                                            220,400           117,230
  Accrued payroll                                                       313,764           304,341
                                                                   ------------      ------------
                                                                      1,008,775           856,111
                                                                   ------------      ------------
Stockholders' equity:
  Common stock - authorized 100,000,000 shares, $.001 par value,
    11,687,886 and 11,487,886 issued and outstanding                     11,688            11,488
  Additional paid-in capital                                          1,993,086         1,786,286
  Accumulated deficit
      Pre-development stage                                            (449,785)         (449,785)
      Development stage                                              (2,457,423)       (2,138,234)
  Accumulated other comprehensive income (loss)                          (3,327)           (2,506)
                                                                   ============      ============
                                                                       (905,761)         (792,751)
                                                                   ============      ============
                                                                   $    103,014      $     63,360
                                                                   ============      ============




See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------
                                                                               For the
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                               cumulative
                                                                              period of
                                                                             Development
                                                                           Stage Activity-
                                                                           January 1, 2003
                                                                               through
                                                                              March 31,
For the three months ended March 31,                 2006         2005          2006
------------------------------------                 ----         ----          ----


Revenues and other income:
   Management fees from joint venture            $   75,000     $        -    $    150,000
   Gain from entrance into joint venture                  -              -         364,479
   Other                                                  -              -           6,382
                                                 -----------------------------------------
                                                     75,000              -         520,861
                                                 -----------------------------------------

Expenses:
    Salaries                                         33,311         121,91       1,107,858
    Professional and consulting fees                155,716         38,348         732,644
    Rent and occupancy                                9,737         24,131         146,282
    Depreciation and amortization                        86          9,384         102,466
    Finance charges and interest                      3,848              -          51,455
    Marketing and other                              191,49         29,753         709,579
                                                 -----------------------------------------
      Total expenses                                394,189        223,534       2,850,284
                                                 -----------------------------------------

      Loss before income taxes                      319,189        223,534       2,329,423

Provision for income taxes (benefit)                      -              -               -
                                  -              -----------------------------------------

       Net loss (development stage)              $  319,189     $  223,534    $  2,329,423
                                                 -----------------------------------------




Basic and diluted loss per common share          $    (0.03)    $    (0.02)   $      (0.29)
                                                 ------------------------------------------

Weighted average number of basic and diluted
  common shares outstanding                      11,621,219      9,402,886       8,010,192
                                                 -----------------------------------------




See accompanying notes.



SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003  through March 31, 2006

                                            Common Stock
                                   ------------------------------------                   Accumulated
                                                             Additional                      Other
                                   Number of                   Paid-In    Accumulated     Comprehensive              Comprehensive
                                     Shares      Par Value     Capital      Deficit        Income (Loss)    Total         Loss
                                   -----------------------------------------------------------------------------------------------
Balance, January 1, 2003
  (pre-development stage)          4,902,886     $   4,903   $  430,195  $  (449,785)       $        -   $ (14,687)

Loss for the year - 2003                   -             -            -     (422,516)                -    (422,516)    $(422,516)
                                                                         -------------------------------------------------------
Shares issued in acquisition       1,000,000         1,000       (1,000)           -                 -
                                   -------------------------------------------------------------------------------
    Balance, December 31, 2003     5,902,886         5,903      429,195     (872,301)                -    (437,203)
                                   -------------------------------------------------------------------------------
Loss for the year - 2004                   -             -            -     (833,567)                -    (833,567)

Foreign currency translation
  adjustment                               -             -            -            -           (53,120)    (53,120)    $(886,687)
                                                                         -------------------------------------------------------
Shares issued in
  acquisition                      3,450,000         3,450      746,550            -                 -     750,000

Shares issued for
 Professional services                50,000            50        9,950            -                 -      10,000

Other                                      -             -       34,426            -                 -      34,426
                                   -------------------------------------------------------------------------------
   Balance, December 31, 2004      9,402,886         9,403    1,220,121   (1,705,868)          (53,120)   (529,464)
                                   -------------------------------------------------------------------------------
Loss for the year - 2005                   -             -            -     (882,151)         (882,151)

Foreign currency
 Translation adjustment                    -             -            -            -            50,614      50,614     $(831,537)
                                                                         -------------------------------------------------------
Shares issued for
Professional services                385,000           385      138,365            -                 -     138,750

Shares issued for accrued
   salaries                        1,700,000         1,700      210,800            -                 -     212,500

Warrants granted for
 Professional  services                    -             -      217,000            -                 -     217,000
                                  --------------------------------------------------------------------------------
    Balance, December 31, 2005    11,487,886        11,488    1,786,286   (2,588,019)           (2,506)   (792,751)
                                  --------------------------------------------------------------------------------
Loss for three months - 2006               -             -            -     (319,189)                -    (319,189)

Foreign currency
Translation adjustment                     -             -            -            -              (821)       (821)    $(320,010)
                                                                         -------------------------------------------------------
Shares issued for employee
Stock  option plan                   100,000           100       13,900            -                 -      14,000

Shares issued for
 Professional  services              100,000           100       64,900            -                 -      65,000

Warrants granted for
Professional services                      -             -      128,000            -                 -     128,000
                                  --------------------------------------------------------------------------------
                                  11,687,886     $  11,688   $1,993,086  $(2,907,208)       $   (3,327)  $(905,761)
                                  --------------------------------------------------------------------------------



See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------
                                                                                         For the
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                         cumulative
                                                                                         period of
                                                                                        Development
                                                                                      Stage Activity-
                                                                                      January 1, 2003
                                                                                          through
                                                                                          March 31,
For the three months ended March 31,                           2006          2005           2006
------------------------------------                           ----          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss (development stage)                             $ (319,189)    $ (223,534)   $ (2,457,423)
   Depreciation and amortization                                    86          9,384         102,466
   Common stock and warrants issued
      for professional services and salaries                   193,000              -         771,250
   Gain from entrance into joint venture                             -              -        (364,479)
   Changes in other current assets and
      current liabilities:
        Prepaid expenses and other assets                      (50,000)       100,360        (253,662)
        Accounts payable and accrued expenses                  152,658        172,850       3,223,107
                                                               --------------------------------------
            NET CASH FLOWS FROM (FOR) OPERATING ACTIVITIES     (23,445)        59,060       1,021,259
                                                               --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for licenses and related                             -              -        (528,961)
   Expenditures for oil and gas properties                           -         (4,448)       (770,750)
   Expenditures for property and equipment                           -              -          (2,868)
   Cash received in acquisition                                      -              -               6
   Cash received from entrance into joint venture                    -              -         175,000
                                                            -----------------------------------------
            NET CASH FLOWS FOR INVESTING ACTIVITIES                  -         (4,448)     (1,127,573)
                                                            -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from demand loan                                     -              -          62,500
   Common stock issued for employee stock option plan           14,000              -          14,000
   Additional paid-in capital                                        -          1,631          34,426
                                                            -----------------------------------------
            NET CASH FLOWS FROM FINANCING ACTIVITIES            14,000          1,631         110,926
                                                            -----------------------------------------

Effect of exchange rates on cash                                  (821)         3,467          (3,327)
                                                            -----------------------------------------

            Net increase (decrease) in cash                    (10,266)        59,710           1,285

Cash - beginning                                                11,551              -               -
                                                            -----------------------------------------

            Cash - ending                                   $    1,285     $   59,710    $      1,285
                                                            -----------------------------------------



See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.  BASIS  OF  PRESENTATION:

The accompanying unaudited consolidated financial statements of Siberian Energy Group Inc. (the Company) include the accounts of the Company and its 100% owned subsidiaries. These financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC) interim reporting, and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial positions, results of operations, and cash flows for the periods presented. Accounting policies used in fiscal 2006 are consistent with those used in the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2005. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto. Interim operating results are not necessarily indicative of operating results for any future interim period or the full year.

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

On October 14, 2005, the Company entered into a joint venture agreement with a third party, Baltic Petroleum Limited (BP). The Company transferred 100% of its ownership interest in ZNG to the Joint Venture and transferred 50% of the Joint Venture interest to BP for $175,000 and the agreement by BP to provide future funding to the Joint Venture as detailed in a Joint Venture Shareholder's Agreement. Joint Venture will be engaged in the exploration for, development, production and sale of oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union. Effective April 27, 2006, BP's parent holding company, Baltic Oil Terminals, PLC, was admitted to trading on AIM, a market operated and regulated by London Stock Exchange, PLC.

Accordingly, BP seeks to obtain additional capital to help finance the operations of the Joint Venture and similar projects.

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

Effective October 14, 2005, the Company's investment in Joint Venture is recorded on the equity method of accounting. Since cumulative losses of Joint Venture exceed the Company's investment, the investment asset is carried at zero value as of March 31, 2006 and December 31, 2005. Loan financing balances outstanding of Joint Venture to BP and BP's financing subsidiaries at March 31, 2006 totals approximately $3,000,000. Activities of ZNG prior to October 14, 2005 are otherwise included in the consolidated accounts of the Company in the accompanying financial statements.

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


3.  INCOME  TAXES:

At March 31, 2006, the Company has estimated U.S. tax net operating loss carryforwards totaling approximately $2,100,000. These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2006. No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, the $420,000 estimated cumulative tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

4.  LOSS  PER  COMMON  SHARE:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Shares issuable for common stock options may have had a dilutive effect on earnings per share had the Company generated income during the periods through March 31, 2006.


5.  GOING  CONCERN:

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

For the cumulative period ended March 31, 2006, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries. However, there can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ form the going concern basis.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2006.

     Investors should also take note of the fact that some of the more technical terms relating to the Company's operations as described below are explained in greater detail under exhibit 99.1, incorporated by reference hereto.

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

     On May 2, 2005, the Company affected a 1:2 reverse stock split and all share amounts listed throughout this report on Form 10-QSB reflect such split unless otherwise stated.

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

     Until October 14, 2005, the Company's operations were conducted solely through its wholly owned subsidiary, Zaural Neftegaz ("ZNG") a development stage oil and gas exploration company located in the Western Siberian Region of Russia; However, on October 14, 2005, the Company entered into a Joint Venture agreement, whereby the Company transferred 100% of the ownership of ZNG to a newly formed Joint Venture company, Zauralneftegaz Limited ("ZNG, Ltd."), of which the Company owns 50% of pursuant to the Joint Venture agreement entered into on October 14, 2005 (as described in greater detail below under Joint Venture Agreement). As a result of the Joint Venture and the transfer of 100% of ZNG to the Joint Venture, the Company anticipates targeting other potential long term investments in Russia, and work with its partner in the Joint Venture, Baltic Petroleum (E&P) Limited ("BP"), to continue the oil and gas exploration activities through their co-ownership of the Joint Venture and ZNG.

DESCRIPTION OF ZNG

     ZNG aims to explore and develop new hydrocarbon fields and oil and gas properties in the Kurgan region of South-West Siberia, Russia. ZNG has compiled data in the Eastern part of the Kurgan region by analyzing prior geological, geophysical and lithographic exploration works in the region, data, maps, and reports from 12 test wells drilled between 1979-1986, profile sections, correlation schemes, and geographic maps of the region.

     After analyzing the eight available blocks suggested by the Ministry of Natural Resources of the Russian Federation (the "Ministry"), ZNG chose to concentrate its activities on four areas located in the Eastern part of the Kurgan region and applied for licenses covering these areas. Currently, ZNG holds four, 5-year exploration licenses expiring in March 2008, for concessions covering a total territory of 643,000 acres. Upon expiration of the licenses, the company will have, subject to the signing of the Subsoil Legislation, preferential right to apply for the full production license for the term of 25 years. The Mokrousovsky license is the largest license which ZNG holds, encompassing a total of 240,000 acres, followed by the West Suersky, which covers 230,000 acres, the Privolny, which covers 123,000 acres, and the Orlovo-Pashkovsky license, which covers 50,000 acres.

     Following  detailed  data  collection,  survey and seismic testing ZNG will
proceed  with   development   of  the  most  prospective  licenses  first.  The
West-Suersky block was chosen by ZNG as the most promising block, and ZNG has already started studies on this area. ZNG has performed gravimetric surveys and the 2-dimensional seismic studies through experienced and reputable oil and gas service organizations in Russia, "Bazhenov Geophysical Expedition" and JSC "Bashneftegeofizika." "Bashneftegeofizika" has processed the data they collected during the summer of 2004, analysis and interpretation of which is being completed now. Scientific and technical analysis is being performed by the team of geologists, which includes experts from Exploration Consultants Limited
(ECL), one of the leading international oil and gas consulting firms, and interpretation specialists from Geodata Consulting, the official supervisor of the seismic survey on West-Suersky block. Analysis is anticipated to be completed by the end of May 2006. Additionally, Bashneftegeofizika will provide recommendations for further studies once the interpretation is complete, which may include the surface geo-chemical study of potential geological structures and/or planning for stable parametric and prospecting wells. ZNG has also obtained core samples from parametric wells drilled in prior years on the licensed areas and adjacent territories in the Eastern part of Kurgan region during the initial search for oil and gas in the region, and performed analysis of the data provided by the samples.

     A   seismic   tomography   study   on   the   Mokrousovsky,  Privolny  and
Orlovo-Pashkovsky parcels, has been approved by ZNG. ZNG has appointed Exotrad Ltd. as a subcontractor to perform gas seismotomography field work, which commenced on May 10, 2006, and is scheduled to be completed in August 2006. We believe that completion of the project allows ZNG to concentrate gravimetric and seismic studies only on the most promising areas of the Mokrousovsky, Privolny and Orlovo-Pashkovsky parcels and to better determine the required scale of these works, which will allow fulfilling the pre-set geological tasks.

     After originally submitting applications for seven licenses in 2005, ZNG decided to participate in the auction for what it believes to be five of the most promising of the originally submitted applications for new exploration licenses in the Kurgan Oblast, Russia, including:

     1.   Yuzhno-Voskresenski - total area 520 square kilometers
     2.   Zapadno-Petukhovski - total area 154 square kilometers
     3.   Lebyazhevski - total area 170 square kilometers
     4.   Orlovo-Pashkovsky-2  -  total  area  95 square  kilometers
     5.   Petukhovski - total area 840 square kilometers

     ZNG believes that these five licenses are attractive for the following reasons, because ZNG believes such parcels have rock formations which present a large oil generating potential, all the blocks are situated in the close vicinity to the previously licensed blocks of ZNG, and because the blocks have well-developed infrastructure, and there are existing prior geological data on much of the five licensed areas. In the 1980s, Russia conducted initial geological works on the area including the five areas which ZNG is attempting to license. If the licenses are awarded to ZNG, the results of prior conducted seismic surveys will be available to ZNG through the Geological Fund of the Ministry.

     The Ministry of Natural Resources together with Rosnedra Federal Agency (the Governmental agency in charge of such auctions) have set the following dates for the auctions in Kurgan region:

     o On May 31, 2006 for Yuzhno-Voskresensky and Petuhovsky parcels. ZNG has already paid initial fees in full to confirm its participation in the auction for both parcels.

     o On June 14, 2006 for Lebyazhevsky parcel. ZNG has already paid initial fees in full to confirm its participation.

     Dates for auctions for Zapadno-Petukhovski and Orlovo-Pashkovsky-2 blocks are expected to occur in the fourth quarter of 2006.

     The price per license of the five licenses may vary significantly, however similar parcels have been sold in the past from between $50,000 and $500,000 per parcel and the licenses will be granted to the highest bidder at the auction. If ZNG is successful in the acquisition of the licenses, of which there can be no assurance, it will pay for such licenses through the Joint Venture (described below). In the event that ZNG wins any or all of the licenses at auction, of which there can be no assurance, it will be in the legal position to start geological works on such licensed parcels within a few months from the end of the auction.

     Brief characteristics of the three blocks which ZNG hopes to acquire at auction in May and June 2006, of which there can be no assurance, are described below:

YUZHNO-VOSKRESENSKI  BLOCK  (total  area  520  square  kilometers)
--------------------------

     The Yuzhno-Voskrenski block is located in the Kurgan region, Russia, 10-40 km to the west of the center of the administrative region Chastoozerye.

     The territory of the block has significant prior exploration data. The area is covered by a geological survey (1:200,000 scale), a gravimetric survey (1:100,000 scale), and an aeromagnetic survey (1:50,000 scale). From 1979 to 1980, seismic surveys were carried out on the block implementing refraction sounding and deep seismic sounding methods, which partially covered the block area. Regional seismic profiling and 2D seismic surveys and seismic reflection method were also performed here. Additionally, three parametric wells along the Kurgan regional geological and geophysical profile have been drilled during the prior initial exploration works. ZNG has obtained the source geological data from these wells.

     Through these studies, two structures were identified and the placement of wildcat wells with the purpose of uncovering and testing of oil-source rocks was determined.

     The tectonic framework of the block is determined by its location in the central part of Vagay-Ishimskaya depression, where sediments of terrigenous-carbonate formation of Middle Paleozoic are well developed.

PETUKHOVSKY  BLOCK  (total  area  840  square  kilometers)
------------------

     The Petukhovsky block is located between the towns of Makushino and Petukhovo, Russia, further to the South of the Kurgan Region boundary.

     Prior exploration works on the block are represented by general geological survey (1:200,000 scale). From 1979 to 1980, seismic surveys were carried out by refraction sounding and deep seismic sounding methods, which partially covered the block area. The Kurgan regional seismic profile crosses the block and to the South-West of the block is Sukhmensky regional seismic profile acquired by seismic reflection and correlation refraction methods.

     Four deep cored wells drilled both in the territory of the block and in the adjacent areas provide an idea of the geological structure of the block. The block is situated within the Vagay-Ishimskaya depression of the Tobol-Ishimsky Paleozoic basin. The geological and tectonic structure of the block is complex. The western part of the block is formed by basalt liparite formations and terrigenous-carbonate formations of Middle Paleozoic; the south-eastern part - by Lower Paleozoic rocks. Per drilling data the thickness of Mesozoic-Cenozoic sediments is more than 750 meters, with lower formations of crust of weathering up to 100 meters thick; and even lower Paleozoic sediments. During the previously conducted drilling works an ingress of gas was marked (mixture of nitrogen and methane) in the area close to block.

LEBYAZHEVSKY  BLOCK  (total  area  170  square  kilometers)
-------------------

     The Lebyazhevsky block is located in the Kurgan Region, 13 to 22 km to the South-East of the center of the administrative region of Lebyazhye, Russia.

     The block area is covered by a general geological survey (1:200,000 scale), a gravimetric survey (1:100,000 scale), an aeromagnetic survey (1:50,000 scale) and partially by seismic surveys and seismic reflection method. Additionally, to the north of the block is are two other seismic profiles. Two deep wells give an idea of geological structure of the block.

     The main horizons (complexes) of potential oil and gas content in the block are Paleozoic (Devonian) and Triassic sediments.

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

     On April 28, 2005, also in connection with the Option Agreement, ZNG entered into the Loan Agreement with BP. Pursuant to the Loan Agreement, BP made available to ZNG a loan facility of $1,267,860 (the "Commitment" or "Initial Loan"). As of November 9, 2005, the date the Company entered into the New Loan, as defined and described below, ZNG had received $1,110,654 of the Initial Loan from BP, and certain Deed of Amendments, which amount has been spent by the Company in connection with monies previously owed. Upon completion of the Joint Venture (described below), BP, ZNG, and a financing company, Caspian Finance Limited ("Caspian") which is wholly owned by BP, entered into a Deed of Novation regarding the Initial Loan, whereby Caspian agreed to assume BP's obligations under the Initial Loan made to ZNG by BP and immediately thereafter Caspian entered into a new Loan Agreement with ZNG (the "New Loan"). Under the New Loan, the lender agreed to provide a loan of up to $6,859,396 representing the assumed commitment under a previous loan and the new commitment, which will be available to ZNG in connection with operations in the Kurgan region in 2005 and through the first half of 2006.

JOINT  VENTURE  AGREEMENT
-------------------------

     On October 14, 2005, the Company entered into a Joint Venture Shareholders' Agreement ("Joint Venture") with Baltic Petroleum (E&P) Limited ("BP") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"), The Company closed the Joint Venture and transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company now holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly owned subsidiary, ZNG. ZNG, Ltd., will, operate through ZNG and be engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union and as a result of such transfer, the Company no longer has any separate oil and gas exploration activities in Kurgan, Russia, other than through its ownership of ZNG, Ltd.

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

     Alternative Energy Finance Ltd., of which Tim Peara is the Managing Director as well as a Director of the Company, introduced the parties who formed the joint venture. Pursuant to an agreement between Alternative Energy Finance and the Company, Alternative Energy Finance, will receive compensation based on the total investment made by Baltic in the Joint Venture. This compensation includes a commission of $18,024 (1% of Baltic's $1,802,441 investment in the Joint Venture to date), which amount has not been paid as of the date of this filing, and 50,068 options to purchase shares of our common stock at $0.63 per share for 2006 and a commission of $6,673 (1% of Baltic's $667,313 investment in the Joint Venture in the first quarter) and 17,561 options to purchase shares of our common stock at $0.67 per share for the first quarter of 2006, which were granted to Mr. Peara on March 6, 2006, and March 31, 2006 respectively, which options contain a cashless exercise provision. Additionally, Mr. Peara has already received options to purchase 100,000 shares of our common stock at an exercise price of $0.30 per share, described in greater detail above, and 15,000 shares of our restricted common stock in connection with his introduction of the parties to the Joint Venture.


                               NEW LOAN AGREEMENT

     On November 9, 2005, ZNG entered into a New Loan with Caspian (the "New Loan"). Under the loan agreement, Caspian Finance Limited ("Caspian") agreed to provide a loan of up to approximately $6,874,325 representing the assumed commitment under the Initial Loan of $1,739,658, of which ZNG had received $1,110,654 as of November 9, 2005, and the new commitment of up to $5,134,667, to be used for operations in the Kurgan region in 2005 and through the first half of 2006.

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

     Interest on any amounts loaned under the New Loan bear interest at the following rates, calculated and accrued on a daily basis, 14% per annum during the first two years of the Term, 13% per annum during the third year of the Term; and 12% thereafter until the end of the Term.

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

     2) Up to $882,699 will be paid after ZNG submits a letter from the relevant license authority of the Ministry of Natural resources of the Russian Federation confirming that the five new licenses which ZNG has applied for, but for which no auction has been conducted in connection with to date, were awarded to ZNG, of which there can be no assurance. It is anticipated that if received, these payments will be used for:

          o further payment for gathering and coordination of data in connection with the new licenses (up to $340,000);
          o final payments for seismic and gravimetric works performed on the West-Suerski field (up to $324,834);
          o to repay the remaining amounts owed by ZNG to directors and shareholders ($170,000);
          o to pay the remaining amount of outstanding rent payments ($44,000); and
          o    to pay  mineral  tax  for  the  third  quarter  of 2005 ($3,865).

     In addition to the amounts agreed to be loaned pursuant to the New Loan, ZNG Ltd. agreed to lend $78,000 to the Company to pay for legal and consulting services in connection with establishing of the Joint Venture. The Company received $29,000 of this amount in November 2005; and the additional $49,000 will be paid after ZNG submits a letter from the relevant license authority of the Ministry of Natural resources of the Russian Federation confirming that five new licenses were awarded to ZNG, of which there can be no assurance.

       ADDITIONAL AGREEMENTS ENTERED INTO IN CONNECTION WITH THE NEW LOAN

     On November 9, 2005, ZNG, Ltd. and Caspian entered into a Debenture, whereby ZNG, Ltd. granted Caspian a security interest in substantially all of its assets, including its 100% ownership of ZNG, to secure the repayment of the New Loan Agreement. Pursuant to the Debenture, ZNG, Ltd. granted Caspian a continuing security interest for the payment, performance and discharge of all the liabilities owing to Caspian by ZNG, Ltd., in the following assets, both present and future, from time to time to the extent owned by ZNG, Ltd., or to the extent in which it has an interest.

     Additionally, on November 9, 2005, ZNG, Ltd. and Caspian entered into an "Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz" (the "Pledge Agreement"). Pursuant to the Pledge Agreement, ZNG, Ltd., pledged its 100% ownership interest in ZNG to Caspian, which included any proceeds, dividends, distributions or income deriving from ZNG and any compensation, whether monetary or in-kind, deriving from ZNG, received due to the liquidation or reorganization of ZNG. The Pledge Agreement shall remain in effect until all amounts owed to Caspian by ZNG, Ltd. are repaid. Pursuant to the Pledge Agreement, ZNG, Ltd., agreed to hold all dividends, interest and other income deriving from and by it for the account of Caspian, and agreed to pay such dividends, interest and other income to Caspian upon Caspian's request.

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


          ESTIMATE OF AMOUNT OF TIME SPENT ON RESEARCH AND DEVELOPMENT

     A business plan was developed over the course of three months in 2003. During that time period, market research was conducted. Research and development activities on the licensed blocks in the Kurgan Region were directly borne by the Company up to the time the Joint Venture was closed in October 2005. As a result of the closing of the Joint Venture, these research and development costs are now borne by ZNG, Ltd. (as described above). ZNG previously conducted gravimetric and seismic works on the licensed areas, which are now held by ZNG, Ltd., which the Company owns 50% of. Costs incurred by ZNG in connection with these studies as of March 31, 2006 totaled $909,000.

EMPLOYEES

     Siberian Energy Group Inc. ("SEG"), currently employs two (2) employees in management. Zaural Neftegaz ("ZNG"), which is 50% owned by the Company through its joint venture ZNG, Ltd., employs six(6) employees in management and five(5) employees in support and technical functions.

                                  RECENT EVENTS

     On March 15, 2006, the Company entered into an agreement with the consulting firm Business Standard. Pursuant to the agreement, Business Standard will perform several services for the Company, including investigating financing opportunities in private and public markets in Russia, assisting in negotiations
with   potential   investment   partners   and  strategic  partners  in  merger
opportunities, assisting in acquisition by ZNG of new geological exploration or production licenses in the Western Siberia area of Russia, legal guidance and consultations throughout the entire process. In consideration of the services provided by Business Standard, the Company will pay a consulting fee to Business Standard of US $6,250 per month for one year. In addition to the cash payment, the Company agreed to grant Business Standard options to purchase 800,000 restricted shares of the Company at $1.05 per share. On March 15, 2006, 200,000 options vested, and the remaining 600,000 options will vest as follows, 200,000 options on June 30, 2006, 200,000 options on September 30, 2006 and 200,000 options on December 31, 2006. The options granted to Business Standard expire on December 31, 2010. In the event of a successful acquisition by ZNG of new geological exploration or production licenses, Business Standard will be granted an additional 200,000 restricted shares of common stock for each successfully acquired license in consideration for Business Standard's guidance and help in securing each license, if any that ZNG receives.

                                SUBSEQUENT EVENTS

     On April 27, 2006, with an effective date of April 1, 2006, the Company's Board of Directors approved the award of 400,000 options to Victor Repin ("Repin"), a greater than 5% shareholder of the Company, to purchase restricted common stock of the Company in consideration for his services to the Company throughout 2006. The Board of Directors approved the issuance to Repin of 400,000 options at the exercise price of $1.05, which will vest in equal portions of 100,000 shares on April 1, 2006, June 30, 2006, September 30, 2006 and December 31, 2006. Repin is serving on the board of directors of the Company's 50% owned subsidiary, ZNG, Ltd., and plays a significant role in liaising between ZNG, Ltd. and its operating subsidiary ZNG. Additionally, he assists ZNG in communication with local governmental authorities and negotiations with subcontractors performing major geological works. Repin receives no other consideration from the Company, ZNG, Ltd. or ZNG.

     On May 1, 2006, our Director, Timothy Peara exercised his option to purchase 50,000 shares of our common stock in accordance with the terms of his Option agreement dated August 15, 2005. Mr. Peara elected a cashless exercise of the options and he will therefore receive the full number of shares exercised (50,000), less the number of shares that totaled the aggregate exercise price of the 50,000 shares ($15,000 with each option exercisable at $0.30 per share), based on the average market value of the common stock on the five (5) trading days prior to Mr. Peara's exercise ($2.00), which is equal to 7,500 shares. As a result, Mr. Peara is to be issued 42,500 shares in connection with the exercise of his options, which shares have not been issued as of the date of this report.

                               PLAN OF OPERATIONS

     As a result of the Joint Venture, the Company will work with its partner in the Joint Venture, Baltic Petroleum (E&P) Limited ("BP") to continue the oil and gas exploration activities through their co-ownership of the Joint Venture, ZNG, Ltd., which in turn owns ZNG. The Company believes that ZNG has adopted an aggressive but sensible work program. In connection with the Joint Venture, BP will supply ZNG with both the technical and financial support that is required to fulfill the work program. If circumstances permit and ZNG is awarded additional blocks in the Kurgan Region, we believe that BP will be able to ensure that adequate funding is available to support the Work Programs on these blocks.

     Moving forward, we anticipate targeting other potential long term investments in Russia, separate from our involvement in the Joint Venture. Currently we are evaluating different business opportunities in 135194822Russia135194822JSGJohn S. Gillies135194822What is the status of those other agreements? in the oil and gas industry, including both development stage and revenue-producing enterprises. As of the filing of this report on Form 10-QSB, the Company is researching two projects which involve the potential purchase of oil and gas interests in Western Siberia, Russia. No formal agreements or understandings have been entered into regarding these projects as of the filing date of this report.

     Historically, we have obtained cash financing from organizing stockholders in the form of loans and advances. Additionally, during the fourth quarter of 2005, we restructured much of our debt through the issuance of shares to our creditors and obtained waiver letters (as discussed above), postponing certain of our liabilities until such time as we have generated sufficient profits to pay such debts. This waver letters related to the payment of certain trade debts as well as shareholder loans and accrued salaries.

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

     In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $365,041 and $328,376 were payable to the stockholders as of March 31, 2006 and December 31, 2005 respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

     We had revenues and other income of $75,000 for the three months ended March 31, 2006, which was solely due to $25,000 of monthly management fees received from ZNG, Ltd. We had $-0- of revenue and other income for the three months ended March 31, 2005. We have not generated any revenues to date through the sale of oil and/or gas.

     We had total expenses of $394,189 for the three months ended March 31, 2006, compared to total expenses for the three months ended March 31, 2005, of $ 223,534, which represented an increase in total expenses from the prior period of $170,655 or 76%.

     Total expenses for the three months ended March 31, 2006, included $33,311 of salaries, of which $5,356 was accrued for our Chief Financial Officer, Elena Pochapski and $27,955 was paid in respect to Ms. Pochapski's salary and payroll related funds; $155,716 of professional and consulting fees, including amounts paid to our legal counsel and accountant in connection with the preparation and filing of our annual report on Form 10-KSB, and warrants granted for professional services during the three months ended March 31, 2006, as described herein; $9,737 in rent and occupancy; $86 of depreciation and amortization; $3,848 of finance charges and interest, attributable to interest paid on the advances we received from BP; and $191,491 of marketing and other expenses, in connection with marketing and advertising in connection with road shows, various general and administration expenses relating to the Company, and travel and hotel expenses in connection with the research on potential business acquisitions. Our Chief Executive Officer, David Zaikin has agreed to waive his salary and any accrual of his salary until such time as we have sufficient funds to pay such salary to Mr. Zaikin.

     The main items leading to the increase in total expenses for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, were an increase of $117,368 or 306% in professional and consulting fees, to $155,716 for the three months ended March 31, 2006, compared to $38,348 for the three months ended March 31, 2005, and an increase in other expenses of $161,738 or 544% to $191,491 for the three months ended March 31, 2006, compared to $29,753 for the three months ended March 31, 2005. The increase in professional and consulting fees during the three months ended March 31, 2006, compared to the three months ended March 31, 2005, is largely attributable to the options granted to Business Standard for consulting services valued at $128,000. The increase in other expenses for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, is largely attributable to shares issued for investor relations services.

     We had a net loss of $319,189 for the three months ended March 31, 2006, compared to a net loss of $223,534 for the three months ended March 31, 2005, an increase in net loss of $95,655 or 43% from the prior period. The increase in net loss was mainly attributable to increases in total expenses, namely the increases in professional and consulting fees and other expenses, described above, which were not sufficiently offset by the $75,000 increase in revenue for the three months ended March 31, 2006, compared to $-0- of revenue for the three months ended March 31, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had current assets of $101,555 as of March 31, 2006, which included cash of $1,285; management fee receivable of $100,000; and prepaid expenses and other of $270. This represented an increase in current assets of $39,734 or 64%, from $61,821 of current assets as of December 31, 2005, which was mainly due to an increase of $50,000 in management fee receivable in connection with the $25,000 monthly management fee payable to the Company by ZNG, Ltd., which fee was owed for the months of December 2005 to March 2006. We subsequently received $40,000 from ZNG, Ltd., and as a result, we are owed $85,000 in management fees from ZNG, Ltd. as of the date of this report.

     We had total assets of $103,014 as of March 31, 2006, which included current assets of $101,555 and long term assets of $1,459 relating to net property and equipment. This represents an increase of $39,654 or 63% from total assets of $63,360 as of December 31, 2005, which increase was mainly attributable to the increase in management fee receivable.

     We had total liabilities of $1,008,775 as of March 31, 2006, which were solely current liabilities and which included $63,535 of demand loan from an individual, which bears interest at 6.5% per annum, which is payable to Alexander Kogan, in connection with a $62,500 loan made to the Company on December 27, 2005, which loan is payable on demand within 10 days of notice of such demand by Mr. Kogan; $364,041 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to March 31, 2006; $46,035 of accounts payable to Baltic in connection with the $29,000 loan advanced to the Company from Baltic, as described above under "Payment of Certain Debts of ZNG" and certain other travel expenses owed to Baltic; $220,400 of accounts payable to others, including $46,980 payable to our consultant, Aspen Management and $33,107 owed to an investor relations firm; and $313,764 of accrued payroll, which included $112,500 payable to our Chief Executive Officer, David Zaikin, $90,063 payable to our Chief Financial Officer, Elena Pochapski, and $69,241.97 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam. This represented an increase in current liabilities of $152,664 or 18% from total current liabilities of $856,111 as of December 31, 2005. The main reasons for this increase were an increase of $103,170 or 88% in accounts payable to others, in connection with the services provided by our investor relations company during the three months ended March 31, 2006, and an increase of $36,665 or 11% in amounts owed to related party stockholders, which was due to certain expenses paid on the Company's behalf by the Company's Chief Executive Officer, David Zaikin.

     Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG is carried on our balance sheet at $-0- as of March 31, 2006. Our investment in ZNG will exceed $-0- at such time as ZNG has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture.

     We had negative net working capital of $907,220 as of March 31, 2006, and a total accumulated deficit of $2,907,208 representing our pre-development stage and development stage deficit as of March 31, 2006.

     We had $23,445 of net cash flows for operating activities for the three months ended March 31, 2006, which included $193,000 of common stock and warrants issued for professional services and salaries, $152,658 of accounts payable and accrued expenses, and $86 of depreciation and amortization, which was offset by $319,189 of net loss; and $50,000 of prepaid expenses and other assets.

     We had $-0- of net cash flows for investing activities for the three months ended March 31, 2006.

     We had $14,000 of net cash flows from financing activities for the three months ended March 31, 2006, which was solely due to $14,000 of net proceeds from common stock issued to an employee, which was in connection with the exercise of all 100,000 of our Chief Financial Officer Elena Pochapski's, 2003 stock options, at an exercise price of $0.14 per share in February 2006.

     Upon entering into the Joint Venture with ZNG, Ltd., Baltic released us from our obligations under the Guarantee and security interest given by us to Baltic in connection with the Initial Loan (described in greater detail above). Additionally, BP entered into a deed of novation regarding the Initial Loan made to ZNG by BP and Caspian agreed to provide a loan of approximately $6,874,325 (which included $1,739,658 assumed from the Initial Loan, of which ZNG had received $1,110,624) to ZNG for the purpose of research activities in the Kurgan Region in 2005 and the first half of 2006.

     As of May 11, 2006, ZNG had received $882,719 pursuant to the New Loan, which had a total outstanding balance as of May 11, 2006 of $2,138,259, which amount includes $1,110,624 assumed by ZNG in connection with the Initial Loan and $144,916 of interest accrued on this loan to date.

     In addition to monthly management fee, ZNG Ltd. agreed to lend $78,000 to us to pay for legal and consulting services in connection with establishing of the Joint Venture. We received $29,000 of this amount in November 2005; and will receive the additional $49,000 if all five of the new licenses are awarded to ZNG, and ZNG submits a letter from the relevant license authority of the Ministry of Natural resources of the Russian Federation confirming such awards, of which there can be no assurance.

     Under the Joint Venture, we will receive $25,000 per month as a management fee from ZNG, Ltd., however as of the filing of this report, ZNG, Ltd. owes us $85,000, representing approximately three and a half months of management fees. However, we can make no assurance that $25,000 per month will be adequate to pay our upcoming expenses and liabilities.

     Since our transfer of ZNG to the Joint Venture, we have no oil and gas operations separate from the Joint Venture, which has not started production and is not currently generating any cash from production, which makes it difficult for us to pay our maturing obligations. However, we believe that in the long run a number of trends will favorably affect our liquidity. These trends include the steady trend of economic growth in Russia in the recent years which is improving the liquidity of our potential customers, and may favorably impact our debt management and the increasing overall credit rating in Russia, which we hope will lead to increased foreign investment in Russian companies and which will benefit us as well.

     We are taking steps in an attempt to raise equity capital and/or to borrow additional funds. There can be no assurance that any new capital will be available to us or that adequate funds for our operations, whether from our financial markets, or other arrangements will be available when needed or on terms satisfactory to us, if at all. We have no commitments from officers, directors or affiliates to provide funding. Our failure to obtain adequate financing may require us to delay, curtail or scale back some or all of our operations. Additionally, any additional financing may involve dilution to our then-existing shareholders.

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

RISK  OF  CONTINUING  OUR  BUSINESS  PLAN  WITHOUT  ADDITIONAL  FINANCING.

     We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders and with amounts received from the Joint Venture (described above), including $25,000 a month which the Company is to receive from ZNG, Ltd., pursuant to the Joint Venture. Additionally, ZNG has received approximately $1,110,654 from BP pursuant to the Initial Loan (defined above) and another $882,719 pursuant to the New Loan as of the date of this report, which has been spent on various purposes, including paying consultants for services performed in connection with surveys previously performed on the licensed area. As the Joint Venture is now responsible for the funding of the operations of ZNG, we believe our expenditures in connection with ZNG will decrease in the upcoming periods. If we are unable to raise the additional funds required for the planned activities of the Joint Venture and for additional activities, separate than the Joint Venture, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

ADDITIONAL LOANS UNDER THE NEW LOAN ARE CONTINGENT UPON ZNG OBTAINING RIGHTS TO FIVE ADDITIONAL LICENSES IN THE KURGAN REGION, WHICH ZNG APPLIED FOR IN APRIL, AUGUST AND SEPTEMBER 2005.

     Approximately $654,000 in loans, which ZNG is to receive in connection with the New Loan are contingent upon ZNG obtaining rights to the five new licenses applied for in April, August and September 2005. The Russian government and Ministry of Natural Recourses together with Rosnedra Federal Agency have set the following dates for the auctions in Kurgan region:

     o On May 31 2006 for the Yuzhno-Voskresensky and Petuhovsky parcels. ZNG has already paid initial fees in full to confirm its participation in the auction for both parcels.

     o On June 14 2006 for the Lebyazhevsky, Pichuginski and Mihailovski parcels. ZNG has already paid initial fees in full to confirm its participation in the auction for the Lebyazhevsky parcel.

Dates for auctions for other blocks have not yet been announced; however, such auctions are expected to occur during the third or fourth quarter of 2006. The licenses may be bid on by companies with resources much greater than ZNG, and as a result, ZNG may not win the rights to the licenses applied for. If this were to happen, the approximately $654,000 in loans which are contingent upon ZNG obtaining such licenses may not be granted. As a result, ZNG may be forced to curtail or abandon its business operations and consequently, our investment in ZNG and the value of our securities may become worthless.

WE WILL NEED SUBSTANTIAL FINANCING AND SUBSTANTIAL TIME BEFORE WE ANTICIPATE GENERATING REVENUES, IF ANY.

     The Company anticipates the need for approximately $15,000,000 prior to ZNG's expected generation of any revenues. Currently the Company has not raised any of this financing and the Company can make no assurances that this financing will ever be raised. The Company also does not expect to generate any revenues through the operations of ZNG, other than the $25,000 a month that we will receive from ZNG, Ltd., until late 2006, of which there can be no assurance. Therefore, investors should keep in mind that even if ZNG is able to raise the substantial amounts of additional financing it requires for its operations, it could still be years before ZNG generates any revenue, if ever. If ZNG does not raise the $15,000,000 which it anticipates needing to generate revenues, which, even if generated, will likely not be great enough to sustain ZNG if no revenues are generated and hydrocarbon reserves are located, ZNG may be forced to abandon or curtail its current business plan. As the Company's only current operations are through its 50% ownership of ZNG, Ltd., which in turn owns 100% of ZNG, if ZNG were forced to abandon its business plan, the Company could be forced to abandon or curtail its business plan as well, which could cause the value of the Company's common stock to become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

     Our Company is in its early development stage, as planned principal activities have not begun. We have not generated any revenues since inception and have incurred substantial losses including a net loss of $319,189 for the three months ended March 31, 2006, and a total accumulated deficit of $2,907,208 as of March 31, 2006. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

WE LACK AN OPERATING HISTORY WHICH YOU CAN USE TO EVALUATE US, MAKING ANY INVESTMENT IN OUR COMPANY RISKY.

     Our Company lacks a long standing operating history which investors can use to evaluate our Company's previous earnings. Therefore, an investment in our Company is risky because we have no business history and it is hard to predict what the outcome of our business operations will be in the future.

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

     As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of March 31, 2006, was $2,457,423, and our total cumulative deficit was $2,907,208, which included $449,785 of pre-development stage deficit. We had $313,764 in accrued and unpaid salaries and a working capital deficit of $907,220 as of March 31, 2006. The Company is currently being funded by existing shareholders and the $25,000 monthly payments, which the Company receives from the Joint Venture in connection with management fees, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of ZNG, Ltd. If throughout ZNG's oil exploration, it finds no viable wells, and consequently, we generate only minimal revenues through ZNG, Ltd., we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

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

OUR  BUSINESS  IS  SPECULATIVE  AND  RISKY  AND IF ZNG DOES NOT FIND HYDROCARBON
RESERVES,  WE  MAY  BE  FORCED  TO  CURTAIL  OUR  BUSINESS  PLAN.

     There is a risk that ZNG will not find any hydrocarbon reserves and the cost of exploration will become too high for ZNG, Ltd. to continue ZNG's business plan. As our only current operations are through our 50% ownership of ZNG, Ltd., which in turn owns 100% of ZNG, if ZNG or ZNG, Ltd. were to cease operations, your investment in our Company could become devalued or could become worthless.

OUR INDUSTRY IS COMPETITIVE AND AS SUCH COMPETITIVE PRESSURES COULD PREVENT US FROM OBTAINING PROFITS.

     The main factor determining success in the oil exploration and extraction industry is finding viable wells. If our Company, through ZNG, Ltd. or other joint ventures we may enter into in the future, are unable to find producing wells and our competition is, it is likely that our Company will be driven out of business. Additionally, our industry is subject to significant capital requirements and as such, larger companies such as LUKoil, BP-TNK, Surgutneftegaz and Sibneft may have an advantage should they compete with us for exploration licenses, because they may have resources substantially greater than ours. Investors should take into account the above factors and understand that if we are unable to raise additional capital or generate the profits, the Company may be forced to liquidate its assets and an investment in our Company could become worthless.

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

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY EFFECTED.

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

ZNG  PROJECTIONS,  ESTIMATES  AND  STATISTICAL  ANALYSIS  MAY  BE  INACCURATE OR
SUBSTANTIALLY  WRONG,  WHICH  MAY  PREVENT ZNG FROM EXECUTING ITS BUSINESS PLAN.

     Risks from these factors are intertwined with the risky nature inherent in the oil and gas industry. Projections on future revenues as well as costs and required capital expenditures are based on estimates. Business statistical analysis is used in projection of drilling success ratios, average production costs, world oil price fluctuations and their correspondence to Russian domestic market, etc. If ZNG projections or estimates are wrong or our statistical analysis faulty, ZNG's revenues may be adversely affected which could ZNG from executing its business strategy. As an investor, if this happens your securities in our Company could be adversely affected and you could lose your investment in our Company due to the fact that our only current oil and gas operations are through our 50% ownership of ZNG, Ltd., which in turn owns 100% of ZNG.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

     Since our Common Stock is listed on the OTC Bulletin Board under the trading symbol "SIBN," it is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act, and will be as long as the price of our Common Stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM  2.  CHANGES  IN  SECURITIES

     On February 13, 2006, Elena Pochapski, the Company's Chief Financial Officer and a Director of the Company, exercised all 100,000 of her 2003 stock options, and purchased 100,000 restricted shares of the Company's common stock at an exercise price of $0.14 per share, for aggregate consideration of $14,000, which was received by the Company on February 14, 2006. The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Act") since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

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

     Pursuant to an agreement, between the Company and Alternative Energy Finance, whose managing Director is our Director, Timothy Peara, Mr. Peara will receive compensation based on the total investment made by Baltic in the Joint Venture. This compensation includes a commission of $18,024 (1% of Baltic's $1,802,441 investment in the Joint Venture to date) and 50,068 options to purchase shares of our common stock at $0.63 per share, as well as a commission of $6,673 (1% of Baltic's $667,313 investment in the Joint Venture in the first quarter) and 17,561 options to purchase shares of our common stock at $0.67 per share All of the options granted to Alternative Energy Finance under this warrant agreement expire if unexercised on March 31, 2009. Additionally, Mr. Peara has already received options to purchase 100,000 shares of our common stock at an exercise price of $0.30 per share, described in greater detail below, and 15,000 shares of our restricted common stock in connection with his introduction of the parties to the Joint Venture. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the options and shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     March 15, 2006, the Company entered into an agreement with the consulting firm Business Standard. Pursuant to the agreement, Business Standard will perform several services for the Company, including investigating financing opportunities in private and public markets in Russia, assisting in negotiations with potential investment partners and strategic partners in merger opportunities, assisting in acquisition by ZNG of new geological exploration or production licenses in the Western Siberia area of Russia, legal guidance and consultations throughout the entire process. In consideration of the services provided by Business Standard, the Company will pay a consulting fee to Business Standard of US $6,250 per month for one year. In addition to the cash payment, the Company agreed to grant Business Standard options to purchase 800,000 restricted shares of the Company at $1.05 per share. On March 15, 2006, 200,000 options vested, and the remaining 600,000 options will vest as follows, 200,000 options on June 30, 2006, 200,000 options on September 30, 2006 and 200,000 options on December 31, 2006. The options granted to Business Standard expire on December 31, 2010. In the event of a successful acquisition by ZNG of new geological exploration or production licenses, Business Standard will be granted an additional 200,000 restricted shares of common stock for each successfully acquired license in consideration for Business Standard's guidance and help in securing each license, if any that ZNG receives. The Company claims and will claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did and will not involve a public offering, the recipient took and will take the shares for investment and not resale and the Company took and will take appropriate measures to restrict transfer. No underwriters or agents were involved or will be involved in the foregoing issuances and no underwriting discounts or commissions were paid or will be paid by the Company.

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

     In April 2006, with the approval of ZNG, the Company cancelled 2,000,000 pre 1:2 reverse split shares of the Company's common stock in connection with a Restitution Agreement, which provided for the unwinding of the Company's previous agreement to issue 2,000,000 pre 1:2 reverse split shares of common stock which were issued to ZNG and to be transferred to Victor Repin, in connection with the Company's 2004 purchase of 51% of the outstanding shares of ZNG. Additionally, in April 2006, pursuant to a clarified contract for the purchase of the 51% interest in ZNG for 50,000 rubles, Mr. Repin was issued 1,000,000 shares of the Company's post 1:2 reverse split shares in connection with such purchase of the 51% interest of ZNG in 2004. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     On April 27, 2006, with an effective date of April 1, 2006, the Company's Board of Directors approved the award of 400,000 options to Victor Repin ("Repin"), a greater than 5% shareholder of the Company, to purchase restricted common stock of the Company in consideration for his services to the Company throughout 2006. Repin will receive 400,000 options at the exercise price of $1.05, which will vest in equal portions of 100,000 shares on April 1, 2006, June 30, 2006, September 30, 2006 and December 31, 2006. Repin is serving on the board of directors of the Company's 50% owned subsidiary, ZNG, Ltd., and plays a significant role in liaising between ZNG, Ltd. and its operating subsidiary ZNG, additionally, he assists ZNG in communication with local governmental authorities and negotiations with subcontractors performing major geological works. Repin receives no other consideration from the Company, ZNG, Ltd. or ZNG. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     On May 1, 2006, our Director, Timothy Peara exercised his option to purchase 50,000 shares of our common stock in accordance with the terms of his Option agreement entered into in consideration for consulting services rendered in 2005. Mr. Peara elected a cashless exercise of the options and he will therefore receive the full number of shares exercised (50,000), less the number of shares that totaled the aggregate exercise price of the 50,000 shares ($15,000 with each option exercisable at $0.30 per share), based on the average market value of the common stock on the five (5) trading days prior to Mr. Peara's exercise ($2.00), which is equal to 7,500 shares. As a result, Mr. Peara is to be issued 42,500 shares in connection with the exercise of his options, which shares have not been issued as of the date of this Report.

     On May 3, 2006, the Company issued 170,000 shares of restricted common stock to the Investor Relations Group, Inc. ("IRG"), in accordance with a contract entered into on March 16, 2006. Pursuant to the contract, IRG agreed to perform investor relations and public relations services, including the overall management of a corporate communications program, as well as agreeing to design a corporate fact sheet, and organizing road shows for the Company. The Company's Board of Directors approved the issuance of 150,000 restricted shares of the Company upon signing of the agreement and agreed to issue IRG 10,000 restricted shares per month for the six (6) month duration of the contract, of which 20,000 shares have been issued to date. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

     On May 3, 2006, the Company issued 50,000 restricted shares of common stock to the Ann L. Stephenson Group, Inc. in consideration for public relations services rendered to the Company in March 2006. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

Exhibit No. Description

10.1(1)     Option  Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1) License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1) Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)     Guarantee  by  Siberian  Energy  Group,  Inc.  dated  April 28, 2005

10.5(1) Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)     Option  Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2) License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2) Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)     Guarantee  by  Siberian  Energy  Group,  Inc.  dated  April 28, 2005

10.10(2) Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3) Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated May 14, 2004

10.12(3) Agreement with Business - Standard (translated from Russian version)

10.13(3) Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3) Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)    Deed  of  Amendment  between  ZNG  and  BP

10.16(3)    Deed  of  Amendment  between  the  Company  and  BP

10.17(4) Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P)Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)    Loan  Agreement  between  OOO  Zauralneftegaz  and  Caspian Finance
            Limited

10.19(5) Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.20(5)    Deed  of  Release

10.21(5)    Release  of  Pledge

10.22(5)    Guarantee

10.23(5)    Debenture

10.24(5) Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.25(5)    Sale  and  Purchase  Agreement

31.1* Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(6)     Glossary

* Filed Herein.

(1) Filed as Exhibit 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company's Form 8-K to be filed with the Commission.

(2) Filed as Exhibits to the Company's Form 8-K filed with the Commission on May 20, 2005, and incorporated herein by reference.

(3) Filed as Exhibits to the Company's Report on Form 10-QSB, filed with the Commission on August 22, 2005, and incorporated herein by reference.

(4) Filed as Exhibits to the Company's Report on Form 8-K, filed with the Commission on October 28, 2005, and incorporated herein by reference.

(5) Filed as Exhibits to our Report on Form 8-K, filed with the Commission on December 2, 2005, an incorporated herein by reference.

(6) Filed as Exhibit 99.1 to our Report on Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference.


b)     REPORTS ON FORM 8-K

     We filed one report on Form 8-K during the three months ended March 31, 2006, on February 28, 2006, to report that our Chief Financial Officer, Elena Pochapski, exercised all 100,000 of her 2003 stock options, as well as to report the issuance of various shares of restricted common stock to various parties, and the donation of restricted common stock by Ms. Pochapski and David Zaikin, our Chief Executive Officer, to the Jewish Russian Community Center of Toronto.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SIBERIAN ENERGY GROUP INC.

DATED: May 18, 2006               By: /s/ David Zaikin
                                      ------------------------
                                      David Zaikin
                                      Chief Executive Officer