Form 10QSB/A
period 2006-03-31
Siberian Energy Group Inc.
filed 2006-05-19
CIK 1301299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

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

     This amended Form 10-QSB is being filed by the Registrant to correct a formatting error under the section entitled "Plan of Operations" below.

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

     Moving forward, we anticipate targeting other potential long term investments in Russia, separate from our involvement in the Joint Venture. Currently we are evaluating different business opportunities in the oil and gas industry, including both development stage and revenue-producing enterprises. As of the filing of this report on Form 10-QSB, the Company is researching two projects which involve the potential purchase of oil and gas interests in Western Siberia, Russia. No formal agreements or understandings have been entered into regarding these projects as of the filing date of this report.

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

                                   SIBERIAN ENERGY GROUP INC.

DATED: May 19, 2006               By: /s/ David Zaikin
                                      ------------------------
                                      David Zaikin
                                      Chief Executive Officer