Form 10QSB
period 2006-06-30
Siberian Energy Group Inc.
filed 2006-08-14
CIK 1301299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

     As of August 9, 2006, 11,584,497 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].


                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           SIBERIAN ENERGY GROUP INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)

                             CONDENSED  CONSOLIDATED
                               FINANCIAL  STATEMENTS

                                  JUNE  30,  2006

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM


The  Board  of  Directors  and  Stockholders
Siberian  Energy  Group  Inc.


We  have  reviewed  the  accompanying  condensed  consolidated  balance sheet of
Siberian Energy Group Inc. (a development stage company) as of June 30, 2006, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three and six months ended June 30, 2006 and 2005, and the cumulative period of development stage activity (January 1, 2003 through June 30, 2006). These financial statements are the responsibility of the Company's management.

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


Lumsden  &  McCormick,  LLP
Buffalo,  New  York
July  31,  2006


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                   (UNAUDITED)
                                                                      JUNE 30,   December 31,
                                                                       2006          2005
                                                                   ------------  ------------
ASSETS
CURRENT ASSETS:
  Cash                                                             $     46,281  $     11,551
  Management fee receivable                                              25,000        50,000
  Prepaid expenses and other                                                270           270
                                                                   ------------  ------------
                                                                         71,551        61,821
                                                                   ------------  ------------

Investment in joint venture                                                   -             -

Property and equipment, net                                               1,386         1,539
                                                                   ------------  ------------

                                                                   $     72,937  $     63,360
                                                                   ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Demand loan from individual, interest at 6.5%                    $     64,548  $     62,500
  Accounts payable:
    Related party - stockholders                                        421,343       328,376
    Related party - Baltic Petroleum                                     47,551        43,664
    Others                                                              839,944       117,230
  Accrued payroll                                                       328,738       304,341
                                                                      1,702,124       856,111
                                                                   ------------  ------------

STOCKHOLDERS' EQUITY:
  Common stock - authorized 100,000,000 shares, $.001 par value,
    11,560,962 and 11,487,886 issued and outstanding                     11,561        11,488
  Additional paid-in capital                                          2,840,193     1,786,286
  Accumulated deficit
    Pre-development stage                                              (449,785)     (449,785)
    Development stage                                                (4,025,336)   (2,138,234)
  Accumulated other comprehensive income (loss)                          (5,820)       (2,506)
                                                                   ------------  ------------
                                                                     (1,629,187)     (792,751)
                                                                   ------------  ------------

                                                                   $     72,937  $     63,360
                                                                   ------------  ------------

See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------
                                                                                                    For the
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                                                    cumlative
                                                                                                   period of
                                                For the three            For the six              Development
                                                 months ended            months ended           Stage Activity-
                                                 ------------            ------------           January 1, 2003
                                             JUNE 30,     June 30,     JUNE 30,     June 30,        through
                                              2006         2005          2006         2005       June 30, 2006
                                          ------------  -----------  ------------  -----------  ---------------
Revenues and other income:
  Management fees from joint venture      $     75,000  $         -  $    150,000  $         -  $       225,000
  Gain from entrance into joint venture              -            -             -            -          364,479
  Other                                              -            -             -            -            6,382
                                          ------------  -----------  ------------  -----------  ---------------
    Total revenues and other income             75,000            -       150,000            -          595,861
                                          ------------  -----------  ------------  -----------  ---------------

Expenses:
  Salaries                                      35,251      126,806        68,562      248,724        1,143,109
  Professional and consulting fees           1,433,429       42,497     1,589,145       80,845        2,294,073
  Rent and occupancy                            10,009       18,499        19,746       42,630          156,291
  Depreciation and amortization                     81        9,384           167       18,768          102,547
  Finance charges and interest                   2,416       16,093         6,264       16,093           53,871
  Marketing and other                          161,727      106,728       353,218      136,481          871,306
                                          ------------  -----------  ------------  -----------  ---------------
    Total expenses                           1,642,913      320,007     2,037,102      543,541        4,621,197
                                          ------------  -----------  ------------  -----------  ---------------

    Loss before income taxes                 1,567,913      320,007     1,887,102      543,541        4,025,336

Provision for income taxes (benefit)                 -            -             -            -                -
                                          ------------  -----------  ------------  -----------  ---------------

    Net loss (development stage)          $  1,567,913  $   320,007  $  1,887,102   $  543,541  $     4,025,336
----------------------------------------  ------------  -----------  ------------  -----------  ---------------

Basic and diluted loss per common share   $      (0.14) $     (0.03) $      (0.16)  $    (0.06) $         (0.49)
                                          ------------  -----------  ------------  -----------  ---------------

Weighted average number of basic and
  diluted common shares outstanding         11,453,792    9,402,886    11,487,319    9,402,886        8,255,970
----------------------------------------  ------------  -----------  ------------  -----------  ---------------

See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the cumulative period of Development Stage Activity - January 1, 2003 through June 30, 2006
-----------------------------------------------------------------------------------------------

                                                                 Common Stock
                                                                 -------------               Accumulated
                                                                   Additional                   Other
                                         Number of                  Paid-In    Accumulated   Comprehensive             Comprehensive
                                          Shares      Par Value     Capital      Deficit     Income (Loss)     Total        Loss
                                          -------     ----------    --------   -----------   -------------     -----        ----
Balance, January 1, 2003
  (pre-development stage)                 4,902,886   $    4,903    $430,195   $  (449,785)  $           -    $(14,687)

Loss for the year - 2003                          -            -           -      (422,516)              -    (422,516)  $ (422,516)
                                                                                ---------------------------------------------------
Shares issued in acquisition              1,000,000        1,000      (1,000)            -               -           -
                                          ----------------------------------------------------------------------------
   Balance, December 31, 2003             5,902,886        5,903     429,195      (872,301)              -    (437,203)
                                          ----------------------------------------------------------------------------
Loss for the year - 2004                          -            -           -      (833,567)              -    (833,567)

Foreign currency translation adjustment                        -           -             -         (53,120)    (53,120)  $ (886,687)
Shares issued in acquisition                                                    -------------------------------------
                                          3,450,000        3,450     746,550             -               -     750,000
Shares issued for professional services      50,000           50       9,950             -               -      10,000
Other                                             -            -      34,426             -               -      34,426
                                           ---------------------------------------------------------------------------
   Balance, December 31, 2004             9,402,886        9,403   1,220,121    (1,705,868)        (53,120)   (529,464)
                                           ---------------------------------------------------------------------------
Loss for the year - 2005                          -            -           -      (882,151)                   (882,151)
Foreign currency translation adjustment           -            -           -             -          50,614      50,614   $ (831,537)
                                                                                --------------------------------------
Shares issued for professional services     385,000          385     138,365             -               -     138,750
Shares issued for accrued salaries        1,700,000        1,700     210,800             -               -     212,500
  Warrants granted for professional               -           -      217,000             -               -     217,000
     services                            -----------------------------------------------------------------------------

  Balance, December 31, 2005             11,487,886       11,488   1,786,286    (2,588,019)         (2,506)   (792,751)
                                         -----------------------------------------------------------------------------
  Loss for six months - 2006                      -            -           -    (1,887,102)              -  (1,887,102)
Foreign currency translation adjustment           -            -           -             -          (3,314)     (3,314) $(1,890,416)
                                                                                ---------------------------------------------------
Shares issued for employee stock            142,500          143      13,857             -               -      14,000
     option plan
Shares issued for professional services     540,000          540     635,440             -               -     635,980
Warrants granted for professional                 -            -     404,000             -               -     404,000

Shares cancelled                           (609,424)        (610)        610             -               -           -
                                         -------------------------------------------------------------------------------
                                         11,560,962   $   11,561  $2,840,193   $(4,475,121)  $      (5,820)  $(1,629,187)
                                         ===============================================================================

See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                       For the
                                                                                     cumulative
                                                                                     period of
                                                                                    Development
                                                                                  Stage Activity-
                                                                                  January 1, 2003
                                                                                      through
                                                                                     June 30,
   For the six months ended June 30,                                                   2006
   ---------------------------------                                                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss (development stage)                           $ (1,887,102) $ (543,541)  $(4,025,336)
  Depreciation and amortization                                   167      18,768       102,547
  Common stock and warrants issued
    for professional services and salaries                  1,039,980           -     1,618,230
  Gain from entrance into joint venture                             -           -      (364,479)
  Changes in other current assets and
    current liabilities:
      Prepaid expenses and other assets                        25,000     (19,892)     (178,662)
      Accounts payable and accrued expenses                   845,999    (163,282)    3,916,448
                                                         ------------  ----------
        NET CASH FLOWS FROM (FOR) OPERATING ACTIVITIES         24,044    (707,947)    1,068,748
                                                         ------------  ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for licenses and related                             -    (248,032)     (528,961)
  Expenditures for oil and gas properties                           -     (36,456)     (770,750)
  Expenditures for property and equipment                           -      (1,710)       (2,868)
  Cash received in acquisition                                      -           -             6
  Cash received from entrance into joint venture                    -           -       175,000
                                                         ------------  ----------
        NET CASH FLOWS FOR INVESTING ACTIVITIES                     -    (286,198)   (1,127,573)
                                                         ------------  ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from loans                                           -     982,191        62,500
  Common stock issued for employee stock option plan           14,000           -        14,000
  Additional paid-in capital                                        -       1,631        34,426
                                                         ------------  ----------  ------------
        NET CASH FLOWS FROM FINANCING ACTIVITIES               14,000     983,822       110,926
                                                         ------------  ----------  ------------

Effect of exchange rates on cash                               (3,314)     32,037        (5,820)
                                                         ------------  ----------  ------------

    Net increase in cash                                       34,730      21,714        46,281

Cash - beginning                                               11,551           -             -
                                                         ------------  ----------  ------------

    Cash - ending                                        $     46,281  $   21,714   $    46,281
-------------------------------------------------------  ------------  ----------  ------------

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

Upon signing of the Joint Venture agreement, BP, ZNG, and a financing company wholly owned by BP, entered into a deed of novation regarding a previous loan made to ZNG by BP and immediately thereafter the financing company entered into a loan agreement with ZNG. Under the loan agreement, the lender agreed to provide a loan of $6,874,325 for the purpose of research activities in the Kurgan region.

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

Effective October 14, 2005, the Company's investment in Joint Venture is recorded on the equity method of accounting. Since cumulative losses of Joint Venture exceed the Company's investment, the investment asset is carried at zero value as of June 30, 2006 and December 31, 2005. Loan financing balances outstanding of Joint Venture to BP and BP's financing subsidiaries at June 30, 2006 totals approximately $5,300,000. Activities of ZNG prior to October 14, 2005 are otherwise included in the consolidated accounts of the Company in the accompanying financial statements.

In June 2006, ZNG won auctions and was awarded three new oil and gas exploration and production licenses, bringing the total number of licenses to seven and the total area covered by the licenses to 1 million acres. In connection with the license acquisitions, the Company committed to issue 600,000 shares to a consulting company in consideration for its assistance in the application process as well as obtaining existing geological information (seismic, gravimetric) relevant to potential licensed areas. The value of these shares totaled $1,113,000 and are included in professional and consulting fees in the accompanying condensed consolidated statements of operations. 200,000 shares were issued during the period ended June 30, 2006; the value of unissued shares totaling $742,000 is recorded as a liability at June 30, 2006.

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

3.  INCOME  TAXES:

At June 30, 2006, the Company has estimated U.S. tax net operating loss carryforwards totaling approximately $3,668,000. These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2006. No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, the $734,000 estimated cumulative tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

4.  LOSS  PER  COMMON  SHARE:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Shares issuable for common stock options may have had a dilutive effect on earnings per share had the Company generated income during the periods through June 30, 2006.

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

For the cumulative period ended June 30, 2006, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries. However, there can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ form the going concern basis.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2006.

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

On September 17, 1999, the Company affected a 1-for-30 reverse stock split. A subsequent 3-for-1 forward split was consummated on October 2, 2000. All share amounts subsequently listed are retroactively adjusted to reflect these stock splits unless otherwise provided. All activities related to the Company's business were discontinued prior to January 1, 2000 and the Company began looking for opportunities to acquire an operating business.

In the spring of 2003, the balance of the Company's shares was purchased by new shareholders who stepped into the management of the Company and defined its new business direction as an oil and gas exploration company. In contemplation of the Company's acquisition of a Russian oil and gas exploration company, the Company changed its name to Trans Energy Group, Inc.

On May 9, 2003, the Company entered into an Acquisition Agreement (the "Acquisition Agreement") by and among the Company, Zaural Neftegaz, a Russian corporation ("ZNG"), the shareholders of ZNG and Oleg Zhuravlev, President of ZNG. Pursuant to the Acquisition Agreement, the Company acquired a 51% interest in ZNG by issuing to ZNG 2,000,000 shares of the Company's Common Stock. In June 2004, the Company purchased the remaining 49% of ZNG in exchange for 6,900,000 shares of the Company's Common Stock, making ZNG a wholly owned subsidiary of the Company. ZNG holds seven (7) oil and gas licenses (see "Patents, Trademarks and Licenses" below) for the rights to prospect, explore, drill and remove oil and gas (the "Exploration Rights") in the eastern parts of Kurgan Province in Russia. The Company had no affiliation with ZNG prior to the acquisition in May 2003.

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

BUSINESS  OPERATIONS

We are a development stage company, which is seeking opportunities for investment in and/or acquisition of small to medium companies in Russia, specifically in the oil and gas industry. We are currently evaluating investment and joint venture opportunities throughout Russia.

Until October 14, 2005, the Company's operations were conducted solely through its wholly owned subsidiary, Zaural Neftegaz ("ZNG") a development stage oil and gas exploration company located in the Western Siberian Region of Russia. However, on October 14, 2005, the Company entered into a Joint Venture agreement, whereby the Company transferred 100% of the ownership of ZNG to a newly formed Joint Venture company, Zauralneftegaz Limited ("ZNG, Ltd."), of which the Company owns 50% of pursuant to the Joint Venture agreement entered into on October 14, 2005 (as described in greater detail below under Joint Venture Agreement). As a result of the Joint Venture and the transfer of 100% of ZNG to the Joint Venture, the Company anticipates targeting other potential long term investments in Russia, and working with its partner in the Joint Venture, Baltic Petroleum (E&P) Limited ("BP"), to continue the oil and gas exploration activities through their co-ownership of the Joint Venture and ZNG.

DESCRIPTION  OF  ZNG

ZNG was created to explore and develop new hydrocarbon fields and oil and gas properties in the Kurgan region of South-West Siberia, Russia. ZNG has compiled data in the Eastern part of the Kurgan region by analyzing prior geological, geophysical and lithographic exploration works in the region, data, maps, and reports from 12 test wells drilled between 1979-1986, profile sections, correlation schemes, and geographic maps of the region. ZNG has also obtained core samples from parametric wells drilled in prior years on the licensed areas and adjacent territories in the Eastern part of Kurgan region during the initial search for oil and gas in the region, and performed analysis of the data provided by the samples.

In March 2003, ZNG acquired four 5-year exploration licenses through a government tender, which licenses expire in March 2008, and which licenses are for concessions covering a total territory of 643,000 acres. Upon expiration of the licenses, ZNG will have, subject to the signing of the Subsoil Legislation, preferential right to apply for the full production license for the term of 25 years.

The Mokrousovsky license is the largest license which ZNG currently holds, encompassing a total of 240,000 acres, followed by the West Suersky, which covers 230,000 acres, the Privolny, which covers 123,000 acres, and the Orlovo-Pashkovsky license, which covers 50,000 acres.

In June 2006 through participation in governmental auctions, ZNG successfully obtained three more oil and gas licenses in the Kurgan region of Siberia,
Russia: the Yuzno-Voskresenski, Petuhovski, and Lebyashevsky parcels. The new licenses are for the period of 25 years and allow both exploration and production on the licensed areas. The total cost paid at the auctions for the three new licenses by ZNG was approximately $425,000.

Brief  characteristics  of  the  three  new  blocks  are  given  below:

YUZHNO-VOSKRESENSKI  BLOCK
Total  area  approximately  130,000  acres  (520  square  kilometers)

          The Yuzhno-Voskrenski block is located in the Kurgan region of Russia, 10-40 km to the west of the center of the administrative region Chastoozerye.

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

PETUKHOVSKY  BLOCK
Total  area  approximately  208,000  acres  (840  square  kilometers)

          The Petukhovsky block is located between the towns of Makushino and Petukhovo, Russia, further to the south of the Kurgan Region boundary.

          Prior exploration works on the block are represented by a general geological survey (1:200,000 scale). From 1979 to 1980, seismic surveys were carried out by refraction sounding and deep seismic sounding methods, which partially covered the block area. The Kurgan regional seismic profile crosses the block and to the South-West of the block is Sukhmensky regional seismic profile acquired by seismic reflection and correlation refraction methods.

          Four deep cored wells drilled both in the territory of the block and in the adjacent areas provide an idea of the geological structure of the block. The block is situated within the Vagay-Ishimskaya depression of the Tobol-Ishimsky Paleozoic basin. The geological and tectonic structure of the block is complex. The western part of the block is formed by basalt liparite formations and terrigenous-carbonate formations of Middle Paleozoic; the south-eastern part - by Lower Paleozoic rocks. Per drilling data, the thickness of Mesozoic-Cenozoic sediments is more than 750 meters thick, with lower formations of crust of weathering up to 100 meters thick; and even lower Paleozoic sediments. During the previously conducted drilling works an ingress of gas was marked (mixture of nitrogen and methane) in the area close to block.

LEBYAZHEVSKY  BLOCK
Total  area  42,000  acres  (170  square  kilometers)

          The Lebyazhevsky block, with a total area of 170 square kilometers (approximately 43,990 acres), is located in the Kurgan Region, of Siberia, Russia, 13-22 km to the South-East of the center of administrative region of Lebyazhye.

          The block is covered by a general geological survey (1:200,000 scale), gravimetric survey (1:100,000 scale), aeromagnetic survey (1:50,000 scale) and partially by seismic surveys by common-midpoint
          (CMP)  and  seismic  reflection  method.

          The main horizons (complexes) of potential oil and gas content in the block are Paleozoic (Devonian) and Triassic sediments.

                ------------------------------------------------

The acquisition of the three new licenses increased the total area covered by the licenses held by ZNG from 643,000 acres to over 1 million acres. All seven licensed areas are located in the Eastern part of Kurgan region, have well-developed infrastructure, including close proximity to the major oil pipeline, and have available existing prior geological data.

ZNG also has outstanding applications for two more parcels in the same area - Zapadno-Petukhovski and Orlovo-Pashkovsky-2. Auctions for these licenses are expected to take place in the fourth quarter of 2006; however there can be no assurance that ZNG will be awarded the licenses to the parcels at auction.

At the ZNG, Ltd. Board of Directors meeting held in July 2006, the Directors of ZNG, Ltd., reviewed the progress of ZNG's geological program and concluded that sufficient information was obtained through seismotography studies to allow ZNG, Ltd., to move forward with its work program.

Following detailed data collection, survey and seismic testing ZNG will proceed with development of the most prospective licenses first. The West-Suersky block was chosen by ZNG as the most promising block of the first group of blocks, and ZNG has started studies on this area. ZNG has performed gravimetric surveys and the 2-dimensional seismic studies through experienced and reputable oil and gas service organizations in Russia, "Bazhenov Geophysical Expedition" and JSC "Bashneftegeofizika", which have been fully completed and reported in May 2006.

Scientific and technical analysis is being performed by the team of geologists, which includes experts from Exploration Consultants Limited ("ECL"), a leading international oil and gas consulting firm (part of RPS Group). Initial analysis was completed by June 30, 2006 and such data will be combined with the results of seismic studies, which has started on the other licensed areas.

In  accordance  with  the  work  program,  ZNG has been running an extensive Gas
Seismic Program on two blocks (Privolny and Mokrousovsky). We commissioned Exotrad to carry out the work, as they are recognized as one of the world leaders in this type of research and survey work. We believe the results of the program have been encouraging, potentially indicating significant resources , of which there is no assurance, and ECL has recently confirmed that we have identified well defined geochemical leads in these two blocks.

Our next move will be to carry out high definition 2D seismic surveys across the grids made by the Gas Seismic Program. ZNG plans to commence work in Privolny and Mokrousovsky imminently using Bashneftegeofizika. The results of the seismic, following processing and interpretation to be carried out in the United

Kingdom by ECL, and are expected to be available by the end of October 2006 for the Privolny block and by the end of the year for the Mokrousovsky block. Subject to ECL's recommendations, drilling activities are being tentatively planned to commence in December 2006.

In order to obtain the best price/quality combination, ZNG has started the tender process to appoint a drilling contractor. As of the date of this report, four companies have responded to ZNG's invitation to participate in the tender, however no final decision has been made.

JOINT  VENTURE
--------------

On October 14, 2005, the Company entered into a Joint Venture Shareholders' Agreement ("Joint Venture") with Baltic Petroleum (E&P) Limited ("BP") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"), The Company closed the Joint Venture and transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly owned subsidiary, ZNG. ZNG, Ltd., will, operate through ZNG and be engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union and as a result of such transfer, the Company no longer has any separate oil and gas exploration activities in Kurgan, Russia, other than through its ownership of ZNG, Ltd.

On November 9, 2005, ZNG entered into a New Loan with Caspian (the "New Loan"). Under the loan agreement, Caspian Finance Limited ("Caspian") agreed to provide a loan of up to approximately $6,874,325 representing the assumed commitment under a prior loan equal to $1,739,658, of which ZNG had received $1,110,654 as of November 9, 2005, and a new commitment of up to $5,134,667, to be used for operations in the Kurgan region in 2005 and through the first half of 2006. The New Loan is available to ZNG until the sixth anniversary of the date of the New Loan, or November 9, 2011 (the "Term"). The New Loan had a total outstanding balance, including principal and accrued interest of $3,652,674 as of August 1, 2006.

Interest on any amounts loaned under the New Loan bear interest at the following rates, calculated and accrued on a daily basis, 14% per annum during the first two years of the Term, 13% per annum during the third year of the Term; and 12% thereafter until the end of the Term.

In the event that ZNG does not make the Interest Payments when due, interest on the unpaid amounts shall be payable from the due date to the date paid at the rate of 6% per annum, calculated and accrued on a daily basis.

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

2) Up to $882,699 will be paid after ZNG submits a letter from the relevant license authority of the Ministry of Natural resources of the Russian Federation confirming that the two new licenses which ZNG has applied for, but for which no auction has been conducted in connection with to date, were awarded to ZNG, of which there can be no assurance. It is anticipated that if received, these payments will be used for:

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

In  addition  to  the  amounts agreed to be loaned pursuant to the New Loan, ZNG
Ltd. agreed to lend $78,000 to the Company to pay for legal and consulting services in connection with establishing of the Joint Venture. The Company received $29,000 of this amount in November 2005; and the additional $49,000 will be paid after ZNG submits a letter from the relevant license authority of the Ministry of Natural resources of the Russian Federation confirming that five new licenses were awarded to ZNG, of which three have been awarded to date. There is no assurance the additional two licenses will be awarded to ZNG.

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

AGREEMENT  WITH  ALTERNATIVE  ENERGY  FINANCE,  LTD.

We previously agreed to issue Alternative Energy Finance Ltd. ("AEF"), of which Tim Peara is the Managing Director as well as a Director of the Company, certain warrants in connection with Mr. Peara introducing the parties who formed the joint venture. Pursuant to an agreement between AEF and the Company, AEF will receive compensation based on the total investment made by Baltic Petroleum Ltd. in the Joint Venture. This compensation included a commission of approximately $18,024 (1% of Baltic's first $1,802,441 investment in the Joint Venture), which amount has not been paid as of the date of this filing, and 50,068 options to purchase shares of our common stock at $0.63 per share which were granted to Mr.

Peara on March 6, 2006 and a commission of $6,673 (1% of Baltic's $667,313 investment in the Joint Venture in the first quarter 2006), which amount has not been paid to AEF to date and 17,561 options to purchase shares of our common stock at $0.67 per share for the first quarter of 2006, which were granted to Mr. Peara on March 31, 2006, which options contain a cashless exercise provision.

On June 30, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 20,412 shares of our common stock at an exercise price of $2.02, which warrants contained a cashless exercise feature. The warrants expire three years from the grant date. We were also obligated to pay AEF $23,562 during the quarter ended June 30, 2006 (equal to 1% of Baltic's $2,356,153 investment in the Joint Venture in the second quarter 2006), which amount has not been paid to AEF to date.

As of August 1, 2006, we owed approximately $47,969 to AEF in connection with AEF's introduction of the parties of the Joint Venture, as described above.

ESTIMATE  OF  AMOUNT  OF  TIME  SPENT  ON  RESEARCH  AND  DEVELOPMENT

Initial business plan was developed over the course of three months in 2003. During that time period, market research was conducted. Research and development activities on the licensed blocks in the Kurgan Region were directly borne by the Company up to the time the Joint Venture was closed in October 2005. As a result of the closing of the Joint Venture, these research and development costs are now borne both by ZNG, Ltd. (as described above) and ZNG. Research activities include gravimetric, seismic works and seismotomography studies on the licensed areas. Costs incurred by ZNG and ZNG.Ltd in connection with these studies as of June 30, 2006 totaled $2,105,493.

EMPLOYEES

Siberian Energy Group Inc. ("SEG"), currently employs two (2) employees in management. Zaural Neftegaz ("ZNG"), which is 50% owned by the Company through its joint venture ZNG, Ltd., employs six (6) employees in management and five
(5)  employees  in  support  and  technical  functions.

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

Historically, we have obtained cash financing from organizing stockholders in the form of loans and advances. Additionally, during the fourth quarter of 2005, we restructured much of our debt through the issuance of shares to our creditors and obtained waiver letters, postponing certain of our liabilities until such time as we have generated sufficient profits to pay such debts. These waiver letters related to the payment of certain trade debts as well as shareholder loans and accrued salaries.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $421,343 and $328,376 were payable to the stockholders as of June 30, 2006 and December 31, 2005, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

We had revenues and other income of $75,000 for the three months ended June 30, 2006, which was solely due to $25,000 of monthly management fees received from ZNG, Ltd. We had $-0- of revenue and other income for the three months ended June 30, 2005. We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $1,642,913 for the three months ended June 30, 2006, compared to total expenses for the three months ended June 30, 2005, of $320,007, which represented an increase in total expenses from the prior period of $1,322,906 or 413%.

Total expenses for the three months ended June 30, 2006, included $35,251 of salaries, which included $20,272 which was paid to our Chief Financial Officer, Elena Pochapski; $1,433,429 of professional and consulting fees, including amounts paid to our legal counsel and accountant in connection with the preparation and filing of our annual report on Form 10-KSB and quarterly report on Form 10-QSB, and shares of common stock and warrants granted for consulting services rendered during the three months ended June 30, 2006, as described herein; $10,009 in rent and occupancy; $81 of depreciation and amortization; $2,416 of finance charges and interest, attributable to interest paid on the advances we received from BP; and $161,727 of marketing and other expenses, in connection with marketing and advertising in connection with road shows, various general and administration expenses relating to the Company, and travel and hotel expenses in connection with the research on potential business acquisitions. Our Chief Executive Officer, David Zaikin has agreed to waive his salary and any accrual of his salary until such time as we have sufficient funds to pay such salary to Mr. Zaikin.

The main items leading to the increase in total expenses for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, were an increase of $1,390,932 or 3,273% in professional and consulting fees, to $1,,433,429 for the three months ended June 30, 2006, compared to $42,497 for the three months ended June 30, 2005, and an increase in marketing and other expenses of $55,634 or 52% to $161,727 for the three months ended June 30, 2006, compared to $106,728 for the three months ended June 30, 2005. The increase in professional and consulting fees during the three months ended June 30, 2006, compared to the three months ended June 30, 2005, is largely attributable to 600,000 shares of common stock which we agreed to issue to a consulting firm, of which 200,000 shares were issued in June 2006, which had a value of $1,113,000 in connection with the acquisition of 3 additional licenses by ZNG, $18,750 of advisory services in connection of company's business development,
$25,678 of legal and accounting fees and the grant of warrants valued at $276,000 for professional services during the three months ended June 30, 2006, as described herein Other expenses were less during the three months ended June 30, 2006, compared to the three months ended June 30, 2005, including salaries, which declined by $91,555 or 72%, and rent and occupancy, which declined by $8,490 or 45%, which decreases were due to the fact that the expenses of ZNG, our former wholly owned subsidiary, which is currently solely owned by ZNG, Ltd., which we own 50% of, are no longer included in our consolidated statement of operations due to the fact that ZNG is no longer our wholly owned subsidiary, but which expenses were included in our consolidated statement of operations during the three months ended June 30, 2005.

We had a net loss of $1,567,913 for the three months ended June 30, 2006, compared to a net loss of $320,007 for the three months ended June 30, 2005, an increase in net loss of $1,247,906 or 390% from the prior period. The increase in net loss was mainly attributable to increases in total expenses, namely the increases in professional and consulting fees, described above, which increases were mainly due to shares of common stock issued for consulting services rendered, which were not sufficiently offset by the $75,000 increase in revenue for the three months ended June 30, 2006, compared to $-0- of revenue for the three months ended June 30, 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

We had revenues and other income of $150,000 for the six months ended June 30, 2006, which was solely due to $25,000 of monthly management fees received from ZNG, Ltd. We had $-0- of revenue and other income for the six months ended June 30, 2005. We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $2,037,102 for the six months ended June 30, 2006, compared to total expenses for the six months ended June 30, 2005, of $543,541, which represented an increase in total expenses from the prior period of $1,493,561 or 275%.

Total expenses for the six months ended June 30, 2006, included $68,562 of salaries, of which $5,480 was accrued to the Company's Chief Financial Officer, Elena Pochapski, and another $29,500 was accrued to other employees and consultants; $1,589,145 of professional and consulting fees, including amounts paid to our legal counsel and accountant in connection with the preparation and filing of our annual report on Form 10-KSB and 10-QSB, and warrants and shares granted for professional services during the six months ended June 30, 2006, as described herein; $19,746 in rent and occupancy; $167 of depreciation and amortization; $6,264 of finance charges and interest, attributable to interest paid on the advances we received from BP; and $353,218 of marketing and other expenses, in connection with marketing and advertising in connection with road shows, various general and administration expenses relating to the Company, and travel and hotel expenses in connection with the research on potential business acquisitions. Our Chief Executive Officer, David Zaikin has agreed to waive his salary and any accrual of his salary until such time as we have sufficient funds to pay such salary to Mr. Zaikin.

The main items leading to the increase in total expenses for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, were an increase of $1,508,300 or 1,866% in professional and consulting fees, which increase was mainly due to shares of common stock issued for consulting services rendered valued at $1,113,000, to $1,589,145 for the six months ended June 30, 2006, compared to $80,845 for the six months ended June 30, 2005, and an increase in marketing and other expenses of $216,737 or 1,588% to $353,218 for the six months ended June 30, 2006, compared to $136,481 for the six months ended June 30, 2005. The increase in professional and consulting fees during the six months ended June 30, 2006, compared to the six months ended June 30, 2005, is largely attributable to the options and shares issued to certain consultants for consulting services rendered during the six months ended June 30, 2006. Other expenses were less during the six months ended June 30, 2006, compared to the six months ended June 30, 2005, including salaries, which declined by $180,162 or 72.4%, and rent and occupancy, which declined by $22,884 or 53.4%, which decreases were due to the fact that the expenses of ZNG, our former wholly owned subsidiary, which is currently solely owned by ZNG, Ltd., which we own 50% of, are no longer included in our consolidated statement of operations due to the fact that ZNG is no longer our wholly owned subsidiary, but which expenses were included in our consolidated statement of operations during the six months ended June 30, 2005.

We had a net loss of $1,887,102 for the six months ended June 30, 2006, compared to a net loss of $543,541 for the six months ended June 30, 2005, an increase in net loss of $1,343,561 or 2,472% from the prior period. The increase in net loss was mainly attributable to increases in total expenses, namely the increases in professional and consulting fees and other expenses, described above, which were not sufficiently offset by the $150,000 increase in revenue for the six months ended June 30, 2006, compared to $-0- of revenue for the six months ended June 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had current assets of $71,551 as of June 30, 2006, which included cash of $46,281; management fee receivable of $25,000; and prepaid expenses and other of $270. This represented an increase in current assets of $9,730 or 15.7%, from $61,821 of current assets as of December 31, 2005, which was mainly due to an increase of $34,730 in cash, which cash was received from ZNG, Ltd., in connection with $25,000 monthly management fees, which ZNG, Ltd. is obligated to pay us.

We had total assets of $72,937 as of June 30, 2006, which included current assets of $71,551 and non-current assets of $1,386 relating to net property and equipment. This represented an increase of $9,577 or 15.1% from total assets of $63,360 as of December 31, 2005, which increase was mainly attributable to the increase in cash caused by the $25,000 monthly management fee which we receive from ZNG, Ltd.

We had total liabilities of $1,702,124 as of June 30, 2006, which were solely current liabilities and which included $64,548 of demand loan from an individual, which bears interest at 6.5% per annum, which is payable to Alexander Kogan, in connection with a $62,500 loan made to the Company on December 27, 2005, which loan is payable on demand within 10 days of notice of such demand by Mr. Kogan; $421,343 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to June 30, 2006; $47,551 of accounts payable to Baltic in connection with the $29,000 loan advanced to the Company from Baltic, as described above under "Description of Business" and certain other travel expenses owed to Baltic; $839,944 of accounts payable to others, of which $763,875 was payable to Business Standard in connection with consulting services rendered in connection with the application and auction for ZNG's licensed blocks and various other consulting services rendered to us and ZNG in connection with the blocks; and $328,738 of accrued payroll, which included $112,500 payable to our Chief Executive Officer, David Zaikin which amount was owed to Mr. Zaikin prior to September 2005, at which time he agreed to stop accruing salary until such time as we have sufficient monies to pay such salary, $90,287 payable to our Chief Financial Officer, Elena Pochapski, and $69,241.97 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam. Current liabilities of $1,702,124 as of June 30, 2006, represented an increase in current liabilities of $846,013 or 98% from total current liabilities of $856,111 as of December 31, 2005. The main reasons for this increase were an increase of $772,714 or 616% in accounts payable to others, during the three months ended June 30, 2006, and an increase of $92,967 or 28.3% in amounts owed to related party stockholders, which was due to certain expenses paid on the Company's behalf by the Company's Chief Executive Officer, David Zaikin.

$763,875 of accounts payable owed to Business Standard as of June 30, 2006, include $21,875 for business development consulting services rendered and $742,000 representing the value of 400,000 shares of common stock that have not been issued to date in connection with an agreement to issue Business Standard 600,000 shares of common stock upon acquisition of three new licenses by ZNG, of which 200,000 shares of common stock were issued in June 2006.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG is carried on our balance sheet at $-0- as of June 30, 2006. Our investment in ZNG will exceed $-0- at such time as ZNG has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture.

We had negative net working capital of $1,630,573 as of June 30, 2006, and a total accumulated deficit of $4,475,121 representing our pre-development stage and development stage deficit as of June 30, 2006.

We had $24,044 of net cash flows from operating activities for the six months ended June 30, 2006, which included $1,039,980 of common stock and warrants issued for professional services and salaries, $845,999 of accounts payable and accrued expenses, $25,00 of prepaid expenses and other assets and $167 of depreciation and amortization, which was offset by $1,887,102 of net loss.

We had $-0- of net cash flows for investing activities for the six months ended June 30, 2006.

We had $14,000 of net cash flows from financing activities for the six months ended June 30, 2006, which was solely due to $14,000 of net proceeds from common stock issued to an employee, which was in connection with the exercise of all 100,000 of our Chief Financial Officer Elena Pochapski's, 2003 stock options, at an exercise price of $0.14 per share in February 2006.

As of August 1, 2006, ZNG had received $3,394,141 pursuant to the New Loan, which amount includes $1,110,624 assumed by ZNG in connection with a previous loan made to ZNG, and $172,987 of interest on such previous loan. The New Loan had accrued $85,546 in interest as of August 1, 2006, not including accrued interest on the previous loan made to ZNG.

Under the Joint Venture, we will receive $25,000 per month as a management fee from ZNG, Ltd. In addition to the monthly management fee, ZNG Ltd. agreed to lend $78,000 to us to pay for legal and consulting services in connection with establishing the Joint Venture. We received $29,000 of this amount in November 2005; and will receive the additional $49,000 if all five of the new licenses are awarded to ZNG, of which three have been awarded to date, and ZNG submits a letter from the relevant license authority of the Ministry of Natural resources of the Russian Federation confirming such awards, of which there can be no assurance.

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


RISK  OF  CONTINUING  OUR  BUSINESS  PLAN  WITHOUT  ADDITIONAL  FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders and with amounts received from the Joint Venture (described above), including $25,000 a month which the Company is to receive from ZNG, Ltd., pursuant to the Joint Venture. Additionally, ZNG has received approximately $1,110,654 from BP pursuant to a prior loan and another $2,283,517 pursuant to the New Loan, which had a total outstanding balance, including the assumed balance of the prior loan and accrued and unpaid interest on the New Loan as of August 1, 2006, of $3,652,674, which has been spent on various purposes, including paying consultants for services performed in connection with surveys previously performed on the licensed area. As the Joint Venture is now responsible for the funding of the operations of ZNG, we believe our expenditures in connection with ZNG will decrease in the upcoming periods. If we are unable to raise the additional funds required for the planned activities of the Joint Venture and for additional activities, separate than the Joint Venture, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

ADDITIONAL LOANS UNDER THE NEW LOAN ARE CONTINGENT UPON ZNG OBTAINING RIGHTS TO TWO ADDITIONAL LICENSES IN THE KURGAN REGION, WHICH ZNG APPLIED FOR IN AUGUST AND SEPTEMBER 2005.

Approximately $654,000 in loans, which ZNG is to receive in connection with the New Loan are contingent upon ZNG obtaining rights to the two new licenses applied for in August and September 2005. The Russian government and Ministry of Natural Resources together with Rosnedra Federal Agency set the dates for the auctions on the two blocks, the Pichuginski and Mihailovski parcels, which auctions we anticipate occurring in the fourth quarter of 2006. The licenses may be bid on by companies with resources much greater than ZNG, and as a result, ZNG may not win the rights to the licenses applied for. If this were to happen, the approximately $654,000 in loans which are contingent upon ZNG obtaining such licenses may not be granted. As a result, ZNG may be forced to curtail or abandon its business operations and consequently, our investment in ZNG and the value of our securities may become worthless.

WE WILL NEED SUBSTANTIAL FINANCING AND SUBSTANTIAL TIME BEFORE WE ANTICIPATE GENERATING REVENUES, IF ANY.

The Company anticipates the need for approximately $15,000,000 prior to ZNG's expected generation of any revenues. Currently the Company has not raised any of this financing and the Company can make no assurances that this financing will ever be raised. The Company also does not expect to generate any revenues through the operations of ZNG, other than the $25,000 a month that it will receive from ZNG, Ltd., until 2007, of which there can be no assurance. Therefore, investors should keep in mind that even if ZNG is able to raise the substantial amounts of additional financing it requires for its operations, it could still be years before ZNG generates any revenue, if ever. If ZNG does not raise the $15,000,000 which it anticipates needing to generate revenues, which, even if generated, will likely not be great enough to sustain ZNG if no revenues are generated and hydrocarbon reserves are located, ZNG may be forced to abandon or curtail its current business plan. As the Company's only current operations are through its 50% ownership of ZNG, Ltd., which in turn owns 100% of ZNG, if ZNG were forced to abandon its business plan, the Company could be forced to abandon or curtail its business plan as well, which could cause the value of the Company's common stock to become worthless.

WE WILL NEED SUBSTANTIAL FINANCING PRIOR TO ENTERING INTO ANY ADDITIONAL JOINT VENTURES OR ACQUISITIONS.

The Company anticipates the need for approximately $10,000,000 to $25,000,000 to enter into additional joint ventures and/or acquisitions in the future. Currently the Company has not raised any of this financing and the Company can make no assurances that this financing will ever be raised. Even if the Company does raise this money and enter into other joint ventures or acquisitions in the future, it could still be years before the Company generates any revenue, if ever. If the Company does not raise the $10,000,000 to $25,000,000 which it anticipates needing to enter into additional joint ventures or acquisitions, the Company may be forced to abandon or curtail its current business plan. Additionally, the raising of this money may include issuing securities with greater rights than our common stock shareholders and/or may result in substantial dilution to our existing shareholders.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have not generated any revenues since inception and have incurred substantial losses including a net loss of $1,567,913 for the three months ended June 30, 2006, a net loss of $1,887,102 for the six months ended June 30, 2006 and a total accumulated deficit of $4,475,121 as of June 30, 2006. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of June 30, 2006, was $4,025,336, and our total cumulative deficit was $4,475,121, which included $449,785 of pre-development stage deficit. We had $328,738 in accrued and unpaid salaries and a working capital deficit of $1,630,573 as of June 30, 2006. The Company is currently being funded by existing shareholders and the $25,000 monthly payments, which the Company receives from the Joint Venture in connection with management fees, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of ZNG, Ltd. If throughout ZNG's oil exploration, it finds no viable wells, and consequently, we generate only minimal revenues through ZNG, Ltd., we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY AFFECTED.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our Common Stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities

Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the Common Stock may have their ability to sell their shares of the Common Stock impaired.

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

On May 1, 2006, our Director, Timothy Peara exercised his option to purchase 50,000 shares of our common stock in accordance with the terms of his Option agreement entered into in consideration for consulting services rendered in 2005. Mr. Peara elected a cashless exercise of the options and he will therefore receive the full number of shares exercised (50,000), less the number of shares that totaled the aggregate exercise price of the 50,000 shares ($15,000 with each option exercisable at $0.30 per share), based on the average market value of the common stock on the five (5) trading days prior to Mr. Peara's exercise ($2.00), which is equal to 7,500 shares. As a result, Mr. Peara was issued 42,500 shares in connection with the exercise of his options.

On May 3, 2006, the Company issued 170,000 shares of restricted common stock to the Investor Relations Group, Inc. ("IRG"), in accordance with a contract entered into on March 16, 2006. Pursuant to the contract (the "IRG Agreement"), IRG agreed to perform investor relations and public relations services, including the overall management of a corporate communications program, as well as agreeing to design a corporate fact sheet, and organizing road shows for the Company. The Company's Board of Directors approved the issuance of 150,000 restricted shares of the Company upon signing of the agreement and agreed to issue IRG 10,000 restricted shares per month for the six (6) month duration of the contract, of which 20,000 shares were issued on May 3, 2006. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

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

On June 15, 2006, the Company issued 20,000 shares of restricted common stock to IRG in connection with the IRG Agreement, for investor relations services rendered to the Company for the months ended May and June 2006. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

In June 2006, the Company issued 200,000 restricted shares of common stock to Business Standard in connection with consulting services rendered to the Company in connection with assistance provided to the Company in the application process as well as obtaining existing geological information (seismic, gravimetric) relevant to potential licensed areas. We still owe Business Standard 400,000 shares of common stock, which we have committed to issuing Business Standard, which shares have not been issued to date. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

In July 2006, the Company issued 10,000 shares of restricted common stock to IRG in connection with the IRG Agreement, for investor relations services rendered to the Company for the month ended July 2006. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

We previously agreed to issue Alternative Energy Finance Ltd. ("AEF"), of which Tim Peara is the Managing Director as well as a Director of the Company, certain warrants in connection with Mr. Peara introducing the parties who formed the joint venture. Pursuant to an agreement between AEF and the Company, AEF will receive compensation based on the total investment made by Baltic Petroleum Ltd. in the Joint Venture. This compensation included a commission of approximately $18,024 (1% of Baltic's first $1,802,441 investment in the Joint Venture), which amount has not been paid as of the date of this filing, and 50,068 options to purchase shares of our common stock at $0.63 per share and a commission of $6,673 (1% of Baltic's $667,313 investment in the Joint Venture in the first quarter 2006), which amount has not been paid to AEF to date and 17,561 options to purchase shares of our common stock at $0.67 per share for the first quarter of 2006, which were granted to Mr. Peara on March 6, 2006, and March 31, 2006 respectively, which options contain a cashless exercise provision.

On June 30, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 20,412 shares of our common stock at an exercise price of $2.02, which warrants contained a cashless exercise feature. The warrants expire three years from the grant date. We were also obligated to pay AEF $23,562 during the quarter ended June 30, 2006 (equal to 1% of Baltic's

$2,356,153 investment in the Joint Venture in the second quarter 2006), which amount has not been paid to AEF to date. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing and no underwriting discounts or commissions were paid by the Company.

In July 2006, the Company issued 13,500 shares of restricted common stock to Harbinger Research, LLC ("Harbinger"), in connection with the Company's entry into an Investment Report Services Agreement with Harbinger (the "Harbinger Agreement"), whereby Harbinger agreed to prepare and distribute an investment report for the Company to approximately 1,500,000 individual investors. The consideration for the entry into the Harbinger Agreement and the preparation and dissemination of the report was 13,500 restricted shares of common stock. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

  a)  Exhibits

Exhibit  No.         Description
---------------     -----------------

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

 b)  REPORTS  ON  FORM  8-K

     We filed the following reports on form 8-K during the three months covered by this report:

     o On June 1, 2006, we filed a report on form 8-K to report that ZNG was awarded licenses for two oil and gas exploration and production blocks located in the Kurgan Region of Siberia, Russia at auction; and

     o On June 15, 2006, we filed a report on Form 8-K to report that ZNG was awarded a third license in the Kurgan Region of Siberia, Russia at auction.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIBERIAN  ENERGY  GROUP  INC.

DATED: August 11,  2006               By:  /s/  David  Zaikin
                                           ------------------------
                                           David  Zaikin
                                           Chief  Executive  Officer