Form 10QSB
period 2006-09-30
Siberian Energy Group Inc.
filed 2006-11-14
CIK 1301299

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                For the quarterly period ended September 30, 2006

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT

          For the transition period from ____________ to ______________

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

     As of November 8, 2006, 12,125,496, shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

     Traditional Small Business Disclosure Format (Check One): Yes [ ] No [X].

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS












                           SIBERIAN ENERGY GROUP INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Siberian Energy Group Inc.


We  have  reviewed  the  accompanying  condensed  consolidated  balance sheet of
Siberian Energy Group Inc. (a development stage company) as of September 30, 2006, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three and nine months ended September 30, 2006 and 2005, and the cumulative period of development stage activity (January 1, 2003 through September 30, 2006). These financial statements are the responsibility of the Company's management.

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


Lumsden & McCormick, LLP
Buffalo, New York
November 8, 2006


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                   (UNAUDITED)
                                                                   SEPTEMBER 30,  December 31,
                                                                       2006           2005
                                                                   -----------    -----------
ASSETS
CURRENT ASSETS:
  Cash                                                             $    32,096   $    11,551
  Management fee receivable                                             25,000        50,000
  Prepaid expenses and other                                               270           270
                                                                   -----------   -----------
                                                                        57,366        61,821
                                                                   -----------   -----------

Investment in joint venture                                                  -             -

Investment purchase option                                             177,000             -

Property and equipment, net                                              1,308         1,539
                                                                   -----------   -----------

                                                                   $   235,674   $    63,360
                                                                   -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Demand loan from individual, interest at 6.5%                    $         -   $    62,500
  Accounts payable:
    Related party - stockholders                                       348,593       328,376
    Related party - Baltic Petroleum                                    49,083        43,664
    Others                                                             100,725       117,230
  Accrued payroll                                                      327,539       304,341
                                                                   -----------   -----------
                                                                       825,940       856,111
                                                                   -----------   -----------

STOCKHOLDERS' EQUITY:
  Common stock - authorized 100,000,000 shares, $.001 par value,
    12,125,461 and 11,487,886 issued and outstanding                    12,126        11,488
  Additional paid-in capital                                         4,146,793     1,786,286
  Accumulated deficit
    Pre-development stage                                             (449,785)     (449,785)
    Development stage                                               (4,292,968)   (2,138,234)
  Accumulated other comprehensive income (loss)                         (6,432)       (2,506)
                                                                   -----------   -----------
                                                                      (590,266)     (792,751)
                                                                   -----------   -----------

                                                                   $   235,674   $    63,360
                                                                   -----------   -----------


See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                For the
                                                                                                              cumulative
                                                                                                              period of
                                                                                                             Development
                                                   For the three                      For the nine         Stage Activity-
                                                    months ended                       months ended        January 1, 2003
                                           --------------------------------------------------------------      through
                                           SEPTEMBER 30,   September 30,   SEPTEMBER 30,    September 30,   September 30,
                                              2006            2005            2006              2005             2006
                                          ------------     ------------    ------------     ------------   ---------------
Revenues and other income:
  Management fees from joint venture      $     75,000     $         -     $    225,000     $          -   $       300,000
  Gain from entrance into joint venture              -               -                -                -           364,479
  Other                                              -               -                -                -             6,382
                                          ------------     -----------     ------------      -----------       -----------
    Total revenues and other income             75,000               -          225,000                -           670,861
                                          ------------     -----------     ------------      -----------       -----------


Expenses:
  Salaries                                      32,994         103,920          101,556          352,644         1,176,103
  Professional and consulting fees             166,111          86,324        1,755,256          167,169         2,460,184
  Rent and occupancy                             9,912          28,162           29,658           70,792           166,203
  Depreciation and amortization                     86           9,385              253           28,153           102,633
  Finance charges and interest                   2,626          31,514            8,890           47,607            56,497
  Marketing and other                          130,903          77,304          484,121          213,785         1,002,209
                                          ------------     -----------     ------------      -----------       -----------
    Total expenses                             342,632         336,609        2,379,734          880,150         4,963,829
                                          ------------     -----------     ------------      -----------       -----------

    Loss before income taxes                   267,632         336,609        2,154,734          880,150         4,292,968

Provision for income taxes (benefit)                 -               -                -                -                 -
                                          ------------     -----------     ------------      -----------       -----------

    Net loss (development stage)          $    267,632     $   336,609     $  2,154,734      $   880,150        $4,292,968
----------------------------------------  ------------     -----------     ------------      -----------       -----------




Basic and diluted loss per common share   $      (0.02)    $     (0.04)    $      (0.19)     $     (0.09)      $     (0.51)
                                          ------------     -----------     ------------      -----------       -----------

Weighted average number of basic and
  diluted common shares outstanding         11,671,174       9,477,886       11,582,245        9,441,008         8,485,816
----------------------------------------  ------------     -----------     ------------      -----------       -----------


See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the cumulative period of Development Stage Activity - January 1, 2003 through
---------------------------------------------------------------------------------
September 30, 2006
------------------


                                                   Common Stock
                                                   -------------                               Accumulated
                                                                  Additional                     Other
                                        Number of                  Paid-In    Accumulated   Comprehensive             Comprehensive
                                         Shares      Par Value     Capital     Deficit     Income (Loss)     Total        Loss
                                      -----------  -----------  -----------  -----------   -------------   ---------  -------------

Balance, January 1, 2003
  (pre-development stage)               4,902,886  $     4,903  $   430,195  $  (449,785)  $           -   $ (14,687)

Loss for the year - 2003                        -            -            -     (422,516)              -   $(422,516) $    (422,516)
                                                                             -----------   -------------   ---------  -------------
Shares issued in acquisition            1,000,000        1,000       (1,000)           -               -           -
                                      -----------  -----------  -----------  -----------   -------------   ---------

  Balance, December 31, 2003            5,902,886        5,903      429,195     (872,301)              -    (437,203)
                                      -----------  -----------  -----------  -----------   -------------   ---------

Loss for the year - 2004                        -            -            -     (833,567)              -    (833,567)

Foreign currency translation adjustment         -            -            -            -         (53,120)    (53,120) $    (886,687)
                                                                             -----------   -------------   ---------  -------------
Shares issued in acquisition            3,450,000        3,450      746,550            -               -     750,000

Shares issued for professional services    50,000           50        9,950            -               -      10,000

Other                                           -            -       34,426            -               -      34,426
                                      -----------  -----------  -----------  -----------   -------------   ---------

  Balance, December 31, 2004            9,402,886        9,403    1,220,121   (1,705,868)        (53,120)   (529,464)
                                      -----------  -----------  -----------  -----------   -------------   ---------

Loss for the year - 2005                       -            -            -      (882,151)                   (882,151)

Foreign currency translation adjustment        -            -            -             -          50,614      50,614  $    (831,537)
                                                                             -----------   -------------   ---------  -------------
Shares issued for professional services   385,000          385      138,365            -               -     138,750

Shares issued for accrued salaries      1,700,000        1,700      210,800            -               -     212,500

Warrants granted for professional services      -            -      217,000            -               -     217,000
                                      -----------  -----------  -----------  -----------   -------------   ---------

  Balance, December 31, 2005           11,487,886       11,488    1,786,286   (2,588,019)         (2,506)   (792,751)
                                      -----------  -----------  -----------

Loss for nine months - 2006                     -            -            -   (2,154,734)              -  (2,154,734)

Foreign currency translation adjustment         -            -            -            -          (3,926)     (3,926) $  (2,158,660)
                                                                              ----------   -------------   ---------  -------------
Shares issued for employee stock
  option plan                             142,500            143       13,857          -               -      14,000

Shares issued for professional
  services                              1,104,499        1,105    1,635,243            -               -   1,636,348

Warrants granted for professional
  services                                      -            -      710,797            -               -     710,797

Shares cancelled                         (609,424)        (610)         610            -               -           -
                                      -----------  -----------  -----------   ----------   -------------   ---------

                                       12,125,461  $    12,126  $ 4,146,793  $(4,742,753)  $      (6,432)  $(590,266)
                                      -----------  -----------  -----------  -----------   -------------   ---------



See accompanying notes.


SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
--------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           For the
                                                                                         cumulative
                                                                                         period of
                                                                                        Development
                                                                FOR THE NINE          Stage Activity-
                                                                MONTHS ENDED           January 1, 2003
                                                         ---------------------------      through
                                                         SEPTEMBER 30,  September 30,  September 30,
                                                             2006          2005             2006
                                                         ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss (development stage)                           $ (2,154,734)  $   (880,150)  $  (4,292,968)
  Depreciation and amortization                                   253         28,153         102,633
  Common stock and warrants issued
    for professional services and salaries                  2,107,645         15,000       2,748,395
  Gain from entrance into joint venture                             -              -        (364,479)
  Changes in other current assets and
    current liabilities:
      Prepaid expenses and other assets                        25,000        (23,914)       (178,662)
      Accounts payable and accrued expenses                    32,307         47,263       3,102,756
                                                         ------------    -----------   -------------
        NET CASH FLOWS FROM (FOR) OPERATING ACTIVITIES         10,471       (813,648)      1,117,675
                                                         ------------    -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for licenses and related                             -       (348,137)       (528,961)
  Expenditures for oil and gas properties                           -        (36,532)       (770,750)
  Expenditures for property and equipment                           -         (1,710)         (2,868)
  Cash received in acquisition                                      -              -               6
  Cash received from entrance into joint venture                    -              -         175,000
                                                         ------------    -----------   -------------
        NET CASH FLOWS FOR INVESTING ACTIVITIES                     -       (386,379)     (1,127,573)
                                                         ------------    -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from loans                                           -      1,171,149               -
  Common stock issued for employee stock option plan           14,000              -          14,000
  Additional paid-in capital                                        -          1,631          34,426
                                                         ------------    -----------   -------------
        NET CASH FLOWS FROM FINANCING ACTIVITIES               14,000      1,172,780          48,426
                                                         ------------    -----------   -------------

Effect of exchange rates on cash                               (3,926)        29,224          (6,432)
                                                         ------------    -----------   -------------

    Net increase in cash                                       20,545          1,977          32,096

Cash - beginning                                               11,551              -               -
                                                         ------------    -----------   -------------

    Cash - ending                                        $     32,096    $     1,977   $      32,096
-------------------------------------------------------  ------------    -----------   -------------


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

2.  THE  COMPANY  AND  DESCRIPTION  OF  BUSINESS:

Through October 14, 2005, the Company operated through its wholly owned subsidiary, Zaural Neftegaz (ZNG). ZNG is engaged in the business of exploiting and developing certain oil and gas and other petroleum products licenses issued by Russia's Kurgan Provincial Government for the Eastern part of Kurgan Province. ZNG has its principal place of business in Kurgan City, Kurgan Province, Russia, and is the sole and exclusive owner of the exploration licenses.

On October 14, 2005, the Company entered into a joint venture agreement with a third party, Baltic Petroleum Limited (Baltic). The Company transferred 100% of its ownership interest in ZNG to the Joint Venture and transferred 50% of the Joint Venture interest to Baltic for $175,000 and the agreement by Baltic to provide future funding to the Joint Venture as detailed in a Joint Venture Shareholder's Agreement. Joint Venture will be engaged in the exploration for, development, production and sale of oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union.

Upon signing of the Joint Venture agreement, Baltic, ZNG, and a financing company wholly owned by Baltic, entered into a deed of novation regarding a previous loan made to ZNG by Baltic and immediately thereafter the financing company entered into a loan agreement with ZNG. Under the loan agreement, the lender agreed to provide a loan of $6,874,325 for the purpose of research activities in the Kurgan region.

Baltic released the Company from its obligations under a guarantee and security interest given by the Company to Baltic regarding an initial loan to ZNG.

In connection with the current program of seismic studies and drilling of the first four (4) wells in ZNG's license blocks, additional funds of $15 million were raised by Baltic's parent through a placement of shares. It is anticipated that ZNG will enter into a new loan agreement covering such funds as well as a gross override royalty agreement with Baltic. The new loan will not be dilutive to the Company's ownership in ZNG.

Additional details surrounding the Company's involvement in the Joint Venture follow:

     - During the arrangement, the Company will receive a monthly management fee of $25,000 from ZNG;
     - Profits from the Joint Venture are allocated 50% to the Company only after all financing of ZNG are settled with Baltic and Baltic's financing subsidiaries;
     - Although the Company and Baltic each own 50% of the Joint Venture's shares and each appoint 50% of the Directors to the Joint Venture, Baltic always has an additional casting vote on Board of Director related issues;
     - The Company has essentially no liability to guarantee the debts of the Joint Venture;
     - The Company recognized a settlement gain of $364,479 as a result of the initial joint venture transaction. This resulted primarily to adjust the Company's negative investment to zero as of the agreement date. All activity of ZNG before the agreement date is otherwise included in these financial statements.

Effective October 14, 2005, the Company's investment in Joint Venture is recorded on the equity method of accounting. Since cumulative losses of Joint Venture exceed the Company's investment, the investment asset is carried at zero value as of September 30, 2006 and December 31, 2005. Loan financing balances outstanding of Joint Venture to Baltic and Baltic's financing subsidiaries at September 30, 2006 total approximately $7,800,000. Activities of ZNG prior to October 14, 2005 are otherwise included in the consolidated accounts of the Company in the accompanying financial statements.

In June 2006, ZNG won auctions and was awarded three new oil and gas exploration and production licenses, bringing the total number of licenses to seven and the total area covered by the licenses to 1 million acres. In connection with the license acquisitions, the Company issued 600,000 shares to a consulting company in consideration for its assistance in the application process as well as obtaining existing geological information (seismic, gravimetric) relevant to potential licensed areas. The value of these shares totaled $1,113,000 and are included in professional and consulting fees in the accompanying condensed consolidated statements of operations.

On September 14, 2006, the Company entered into an Option Agreement with Key Brokerage, Inc., a Delaware Corporation, the sole owner of Kondaneftegaz, LLC, a Russian limited liability company. Under the terms of the agreement, the Company has the exclusive right for up to sixty days to purchase seventy-five percent (75%) of the shares of Kondaneftegaz. The purchase is expected to be completed in the fourth quarter of 2006. Value of the options granted are included in the financial statements under investment purchase option.

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

3.  INCOME  TAXES:

At September 30, 2006, the Company has estimated U.S. tax net operating loss carryforwards totaling approximately $3,936,000. These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2026. No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, the $787,000 estimated cumulative tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.


4.  LOSS  PER  COMMON  SHARE:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Shares issuable for common stock options may have had a dilutive effect on earnings per share had the Company generated income during the periods through September 30, 2006.


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

For the cumulative period ended September 30, 2006, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries. However, there can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ from the going concern basis.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2006.

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

Until October 14, 2005, the Company's operations were conducted solely through its then wholly owned subsidiary, Zaural Neftegaz ("ZNG") a development stage oil and gas exploration company located in the Western Siberian Region of Russia. However, on October 14, 2005, the Company entered into a Joint Venture agreement, whereby the Company transferred 100% of the ownership of ZNG to a newly formed Joint Venture company, Zauralneftegaz Limited ("ZNG, Ltd."), of which the Company owns 50% of pursuant to the Joint Venture agreement entered into on October 14, 2005 (as described in greater detail below under Joint Venture Agreement). As a result of the Joint Venture and the transfer of 100% of ZNG to the Joint Venture, the Company anticipates targeting other potential long term investments in Russia, and working with its partner in the Joint Venture, Baltic Petroleum (E&P) Limited ("BP" or "Baltic"), to continue the oil and gas exploration activities through their co-ownership of the Joint Venture and ZNG.

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

The Mokrousovsky license is the largest of the four licenses, encompassing a total of 240,000 acres, followed by the West Suersky, which covers 230,000 acres, the Privolny, which covers 123,000 acres, and the Orlovo-Pashkovsky license, which covers 50,000 acres.

In June 2006 through participation in governmental auctions, ZNG successfully obtained three more oil and gas licenses in the Kurgan region of Siberia,
Russia: the Yuzhno-Voskresenski, Petuhovski, and Lebyashevsky parcels. The new licenses are for the period of 25 years and allow both exploration and production on the licensed areas. The total cost paid at the auctions for the three new licenses by ZNG was approximately $425,000.

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

Following detailed data collection, survey and seismic testing ZNG will proceed with development of the most prospective licenses first. As of November 1, 2006 ZNG has performed the following research and exploration works on its licensed areas:

     - Obtained core samples from parametric wells drilled in prior years on the licensed areas and adjacent territories in the Eastern part of Kurgan region during the initial search for oil and gas in the region, and performed analysis of the data provided by the samples.
     -    Completed  a  2D  seismic  survey  on  West-Suersky  block.
     - Performed gravimetric surveys on the West-Suersky, Privolny and Mokrousovsky blocks.
     - Completed approximately 822 linear kilometers of gas seismotomographic and geochemical surveys performed by Exotrad on the Privolny and Mokrousovsky blocks, which surveys are currently continuing on the other 5 blocks.
     - Completed high definition 2D seismic surveys across the grids made by the gas seismotomography surveys, using Bashneftegeofizika, which has been completed on the northern part of Privolny block, and is currently underway on the Mokrousovsky block, which surveys are planned to follow on other 5 licensed blocks.
     - Scientific and technical analysis is being performed by the team of geologists, which includes experts from Exploration Consultants Limited ("ECL"), a leading international oil and gas consulting firm (part of RPS Group). Initial analysis was completed by June 30, 2006 and such data will be combined with the results of seismic studies, which are described in greater detail below under "Results of Seismic Studies."

JOINT  VENTURE
--------------

On October 14, 2005, the Company entered into a Joint Venture Shareholders' Agreement ("Joint Venture") with Baltic Petroleum (E&P) Limited ("BP" or "Baltic") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"), The Company closed the Joint Venture and transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly owned subsidiary, ZNG. ZNG, Ltd., will, operate through ZNG and be engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union and as a result of such transfer, the Company no longer has any separate oil and gas exploration activities in Kurgan, Russia, other than through its ownership of ZNG, Ltd.

On November 9, 2005, ZNG entered into a New Loan with Caspian (the "New Loan"). Under the loan agreement, Caspian Finance Limited ("Caspian") agreed to provide a loan of up to approximately $6,874,325 representing the assumed commitment under a prior loan equal to $1,739,658, of which ZNG had received $1,110,624 as of November 9, 2005, and a new commitment of up to $5,134,667, to be used for operations in the Kurgan region in 2005 and through the first half of 2006. The New Loan is available to ZNG until the sixth anniversary of the date of the New Loan, or November 9, 2011 (the "Term"). The New Loan had a total outstanding balance, including principal and accrued interest of $5,471,288 as of November 1, 2006.

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

The New Loan provided for the payment of certain debts of ZNG, which were incurred before the Joint Venture. Payments under the New Loan will included:

     1) $352,665 which was paid upon the Company signing the loan agreement, which was used for:

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

     2) $882,699 which was paid upon the Company receiving licenses to the two additional license blocks which were received during the nine months ended September 30, 2006, which was spent as follows:

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

On September 30, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 20,952 shares of our common stock at an exercise price of $1.53 per share, which warrants contained a cashless exercise feature. The warrants expire three years from the grant date. We were also obligated to pay AEF $18,303 during the quarter ended September 30, 2006 (equal to 1% of Baltic's $1,830,292 investment in the Joint Venture in the third quarter 2006), which amount has not been paid to AEF to date.

As of August 1, 2006, we owed approximately $66,273 to AEF in connection with AEF's introduction of the parties of the Joint Venture, as described above. We are currently in discussions with AEF to pay all or a portion of the amount owed to AEF in the form of shares of common stock, however we can make no assurance that such discussions will result in the consummation of a debt conversion agreement.

                                  RECENT EVENTS
                                  -------------

OPTION  AGREEMENT
-----------------

On September 14, 2006, Siberian Energy Group Inc. ("we," and "us") entered into an Option Agreement with Key Brokerage, Inc., a Delaware corporation ("Key Brokerage" and the "Option Agreement"). Key Brokerage is the sole owner of Kondaneftegaz, LLC, a Russian limited liability company ("Kondaneftegaz").

Kondaneftegaz has applied for ten (10) oil and gas licenses in the Khanty-Mansiysk district of Western Siberia, Russia, which will be proposed for distribution by the Russian government through a tender auction in 2006 and 2007.

The Option Agreement provided us the exclusive right for up to sixty (60) days from the date of the Option Agreement, subject to us conducting due diligence, to enter into a transaction with Key Brokerage whereby we would purchase seventy-five percent (75%) of the shares of Kondaneftegaz (the "Option").

In consideration for agreeing to the Option, we granted Key Brokerage 250,000 warrants to purchase shares of our common stock at an exercise price of $2.20 per share, exercisable for up to two (2) years from the date of the Option Agreement (the "Warrants"). In the event we choose to extend the Option, we have agreed to grant Key Brokerage additional warrants on identical terms as the Warrants, with the exception that such additional warrants will be exercisable until the second anniversary of the date the Option is extended. We hope to consummate the Option by an entry into a final agreement with Key Bank during the fourth quarter of 2006 or the first quarter of 2007, and purchase an interest in Konaneftegaz for shares of our common stock, of which there can be no assurance.

RESULTS  OF  SEISMIC  STUDIES

In October 2006, ZNG received the results of its 822 linear kilometers of seismotomographic and geochemical survey of the Privolny and Morkrousovsky blocks, which study included high definition 2D seismic studies conducted on the north portion of its licensed Privolny block. The results of the study included the identification of two drilling prospects with a combined area of approximately 29 square kilometers in ZNG's northern Privolny license area.

The survey was conducted by Exotrad Limited, a gas seismotomography specialist with more than 16 years of experience, including work for international companies such as Victoria Oil & Gas. Actual data values, sample layout geometry, data density and processing limitations were used to evaluate potential subsurface hydrocarbon prospective accumulations, and sophisticated multivariate statistical models were used to identify four sites for detailed seismic studies and drilling.

ZNG's Board of Directors subsequently decided to drill up to four exploration wells in ZNG's Kurgan Region license blocks in connection with such surveys. At least two of these wells are proposed to be drilled in northern locations in the Privolny block and the other two wells are proposed to potentially be drilled on the Mokrousovsky block, following the completion of 2D studies on that block which is expected to be completed in the fourth quarter of 2006. It is anticipated that the first well will be drilled on the Privolny block to a maximum depth of 2000 meters, with logging and coring undertaken in accordance with a program designed by RPS Energy and the Tyumen State Oil and Gas Institute in Russia, which will be used as the basis for a drilling license application.

In the event that the wells prove successful in establishing the presence of hydrocarbons, of which there can be no assurance, the Board of Directors of ZNG intends that production testing will be supervised by a leading firm of reservoir evaluation consultants and the Board will then determine the most appropriate means of commercializing the license blocks.

The total budget for the exploration program and further seismic studies, which the Board has proposed to shoot on ZNG's Lebyazhevsky licensed block, totals approximately 8 million British pounds or $15 million US dollars. The funds were raised by BP's parent via a placement of shares and it is anticipated that ZNG will enter into a new loan agreement covering such funds as well as a gross override royalty agreement with BP, which loan is not dilutive to our ownership of ZNG, subsequent to the filing of this report as described below under "Deed of Agreement," of which there can be no assurance.

DEED  OF  AGREEMENT

On July 26, 2006, we entered into a Deed of Agreement with Baltic Petroleum (E&P) Limited ("BP" or "Baltic") and ZNG. Pursuant to the Deed of Agreement, BP agreed to allow the drawdown by ZNG, within 10 days of the date of the Deed of Agreement, of certain funds from Caspian under the New Loan, including:

     o $185,000 to be paid to Business Standard, which was owed to Business Standard from ZNG in consideration for Business Standard assisting ZNG with the process of the granting of the three oil and gas licenses awarded to ZNG in June 2006;

     o $170,000 to be paid to Mr. Victor Repin (a significant shareholder of the Company) and Sergey Potapov (a Director of the Company) in final settlement of amounts due to them by ZNG; and

     o $44,000 to ZNG's landlord in full settlement of all sums due in connection with the rent on ZNG's offices in Kurgan, Russia.

The Deed of Agreement also contemplated ZNG's entry into a further loan agreement with Caspian (assuming Caspian is able to raise such financing on terms acceptable to BP), substantially with the same terms as the New Loan (other than due dates and interest amounts), whereby Caspian would provide ZNG funds for seismic drilling and work programs of approximately $12,000,000 (the "Additional Loan").

The Deed of Agreement also provided that upon the entry into the Additional Loan, we, BP and ZNG will enter into a gross override royalty agreement, whereby ZNG will grant a gross override royalty ("GOR") to BP equal to 3% of the gross turnover on all production of oil and gas at the wellhead in Kurgan by ZNG until BP has received in aggregate $20,000,000 from such GOR (the "GOR Sum"); however in the event the actual amount loaned to ZNG is less than or greater than $12,000,000, the GOR Sum shall be decreased or increased proportionately. We hope to enter into a final Additional Loan in the fourth quarter of 2006 or the first quarter of 2007, of which there can be no assurance.

ESTIMATE  OF  AMOUNT  OF  TIME  SPENT  ON  RESEARCH  AND  DEVELOPMENT

Initial business plan was developed over the course of three months in 2003. During that time period, market research was conducted. Research and development activities on the licensed blocks in the Kurgan Region were directly borne by the Company up to the time the Joint Venture was closed in October 2005. As a result of the closing of the Joint Venture, these research and development costs are now borne both by ZNG, Ltd. (as described above) and ZNG. Research activities include gravimetric, seismic works and seismotomography studies on the licensed areas. Costs incurred by ZNG and ZNG Ltd. in connection with these studies as of September 30, 2006 totaled approximately $4,100,000.

EMPLOYEES

Siberian Energy Group Inc. ("SEG"), currently employs two (2) employees in management. Zaural Neftegaz ("ZNG"), which is 50% owned by the Company through its joint venture ZNG, Ltd., employs six (6) employees in management and ten
(10)  employees  in  support  and  technical  functions.

PLAN  OF  OPERATIONS

As a result of the Joint Venture, the Company will work with its partner in the Joint Venture, Baltic Petroleum (E&P) Limited ("BP" or "Baltic") to continue the oil and gas exploration activities through their co-ownership of the Joint Venture, ZNG, Ltd., which in turn owns ZNG. The Company believes that ZNG has adopted an aggressive but sensible work program. In connection with the Joint Venture, BP will supply ZNG with both the technical and financial support that is required to fulfill the work program. If circumstances permit and ZNG is awarded additional blocks in the Kurgan Region, we believe that BP will be able to ensure that adequate funding is available to support the Work Programs on these blocks.

Moving forward, we anticipate targeting other potential long term investments in Russia, separate from our involvement in the Joint Venture. Currently we are evaluating different business opportunities in the oil and gas industry, including both development stage and revenue-producing enterprises. As of the filing of this report on Form 10-QSB, the Company is researching certain other projects which involve the potential purchase of oil and gas interests in Western Siberia, Russia; however no formal agreements or understandings have been entered into as of the filing date of this report, other than the Option with Key Brokerage described above.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $348,593 and $328,376 were payable to the stockholders as of September 30, 2006 and December 31, 2005, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

We had revenues and other income of $75,000 for the three months ended September 30, 2006, which was solely due to $25,000 of monthly management fees received from ZNG, Ltd. We had $-0- of revenue and other income for the three months ended September 30, 2005. We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $342,632 for the three months ended September 30, 2006, compared to total expenses for the three months ended September 30, 2005, of $336,609, which represented an increase in total expenses from the prior period of $6,023 or 2%.

Total expenses for the three months ended September 30, 2006, included $32,994 of salaries, which included $18,243 which was paid to our Chief Financial Officer, Elena Pochapski; $166,111 of professional and consulting fees, including amounts paid to our legal counsel and accountant in connection with the preparation and filing of our quarterly report on Form 10-QSB and warrants granted for consulting services rendered during the three months ended September 30, 2006, as described herein; $9,912 in rent and occupancy; $86 of depreciation and amortization; $2,626 of finance charges and interest, attributable to interest paid on the advances we received from BP; and $130,903 of marketing and other expenses, in connection with marketing and advertising in connection with road shows, various general and administration expenses relating to the Company, and travel and hotel expenses in connection with research on potential business acquisitions. Our Chief Executive Officer, David Zaikin has agreed to waive his salary and any accrual of his salary until such time as we have sufficient funds to pay such salary to Mr. Zaikin.

The main items leading to the increase in total expenses for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, were an increase of $79,787 or 92% in professional and consulting fees, to $166,111 for the three months ended September 30, 2006, compared to $86,324 for the three months ended September 30, 2005, and an increase in marketing and other expenses of $53,599 or 69% to $130,903 for the three months ended September 30, 2006, compared to $77,304 for the three months ended September 30, 2005. The increase in professional and consulting fees during the three months ended September 30, 2006, compared to the three months ended September 30, 2005, is largely attributable to $18,750 of advisory services in connection with the

Company's business development activities, $17,561 of legal and accounting fees and the grant of warrants valued at $129,800 for consulting services during the three months ended September 30, 2006, as described herein. Certain other of our expenses during the three months ended September 30, 2006 decreased, including salaries, which declined by $70,927 or 68% to $32,993 for the three months ended September 30, 2006 compared to $103,920 for the three months ended September 30, 2005, and rent and occupancy, which declined by $18,250 or 65% during the same period, which decreases were due to the fact that the expenses of ZNG, our former wholly owned subsidiary, which is currently solely owned by ZNG, Ltd., which we own 50% of, are no longer included in our consolidated statement of operations due to the fact that ZNG is no longer our wholly owned subsidiary, but which expenses were included in our consolidated statement of operations during the three months ended September 30, 2005.

We had a net loss of $267,632 for the three months ended September 30, 2006, compared to a net loss of $336,609 for the three months ended September 30, 2005, a decrease in net loss of $68,977 or 20% from the prior year. The decrease in net loss was mainly attributable to an increase of $75,000 in revenue for the three months ended September 30, 2006, compared to $-0- of revenue for the three months ended September 30, 2005.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

We had revenues and other income of $225,000 for the nine months ended September 30, 2006, which was solely due to $25,000 of monthly management fees received from ZNG, Ltd. We had $-0- of revenue and other income for the nine months ended September 30, 2005. We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $2,379,734 for the nine months ended September 30, 2006, compared to total expenses for the nine months ended September 30, 2005, of $880,150, which represented an increase in total expenses from the prior period of $1,499,584 or 170%.

Total expenses for the nine months ended September 30, 2006, included $101,556 of salaries, of which $57,305 was attributable to the salaries and payroll taxes paid to the Company's Chief Financial Officer, Elena Pochapski, and $44,250 which was paid to various other employees and consultants; $1,755,256 of professional and consulting fees, including amounts paid to our legal counsel and accountant in connection with the preparation and filing of our annual report on Form 10-KSB and 10-QSB, and certain warrants and shares granted for professional services during the nine months ended September 30, 2006; $29,658 in rent and occupancy; $253 of depreciation and amortization; $8,890 of finance charges and interest, attributable to interest paid on the advances we received from BP and other loans; and $484,121 of marketing and other expenses, including marketing and advertising in connection with road shows, various general and administration expenses relating to the day to day operations of the Company, and travel and hotel expenses in connection with the research on potential business acquisitions. Our Chief Executive Officer, David Zaikin has agreed to waive his salary and any accrual of his salary until such time as we have sufficient funds to pay such salary to Mr. Zaikin, if at all.

The main items leading to the increase in total expenses for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, were an increase of $1,588,087 or 949% in professional and consulting fees, to $1,755,256, an increase in marketing and other expenses of $270,336 or 126% to $484,121 for the nine months ended September 30, 2006, compared to $213,785 for the nine months ended September 30, 2005. The professional and consulting fees for the nine months ended September 30, 2006 included the following expenses:
$40,625 of advisory services in connection with the Company's business development, $1,113,000, representing the value of 600,000 shares of common stock issued to a consulting company in consideration for its assistance to ZNG in obtaining geological information relevant to new potential licensed areas and its assistance in the application process for such licenses (see "Description Of ZNG," above for information on these new licenses), and the grant of certain warrants valued at $618,300 for consulting services rendered during the nine months ended September 30, 2006. The increase in marketing and other expenses is attributable to increased marketing and advisory services in connection with our operations. Certain other expenses were less during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, including salaries, which declined by $251,088 or 71% from the prior period, and rent and occupancy, which declined by $41,134 or 58% from the prior period, which decreases were due to the fact that the expenses of ZNG, our former wholly owned subsidiary, which is currently solely owned by ZNG, Ltd., which we own 50% of, are no longer included in our consolidated statement of operations due to the fact that ZNG is no longer our wholly owned subsidiary, but which expenses were included in our consolidated statement of operations during the nine months ended September 30, 2005. Additionally, the fact that David Zaikin agreed to not receive or accrue a salary from the Company until such time as the Company had sufficient capital to pay such salary, if at all in September 2005, led to a decrease in our salary expense for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, and as a result our total expenses for such periods.

We had a net loss of $2,154,734 for the nine months ended September 30, 2006, compared to a net loss of $880,150 for the nine months ended September 30, 2005, an increase in net loss of $1,274,584 or 145% from the prior period. The increase in net loss was mainly attributable to increases in total expenses, namely the increases in professional and consulting fees and other expenses, described above, which were not sufficiently offset by the $225,000 increase in revenue for the nine months ended September 30, 2006, compared to $-0- of revenue for the nine months ended September 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had current assets of $57,366 as of September 30, 2006, which included cash of $32,096; management fee receivable of $25,000, which represented amounts owed to us by ZNG, Ltd. in management fees, which amount has been paid to date; and prepaid expenses and other of $270. This represented a decrease in current assets of $4,455 or 7.2%, from $61,821 of current assets as of December 31, 2005, which decrease was mainly due to a decrease in management fees receivable of $25,000 and an increase of $20,545 in cash, which cash was received from ZNG, Ltd., in connection with our $25,000 monthly management fees, which ZNG, Ltd. is obligated to pay to us.

We had total assets of $235,674 as of September 30, 2006, which included current assets of $57,366 and non-current assets of $178,308. Non-current assets included $1,308 relating to net property and equipment and $177,000 relating to the value of the warrants granted to Key Brokerage for our option for the right to purchase 75% of Kondaneftegaz as described above. This represented an increase of $172,314 or 271% in total assets of $63,360 as of December 31, 2005, versus total assets of $235,674 as of September 30, 2006, which increase was mainly attributable to the above mentioned investment in the Kondaneftegaz purchase option.

We had total liabilities of $825,940 as of September 30, 2006, which were solely current liabilities and which included $348,593 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to September 30, 2006; $49,083 of accounts payable to Baltic in connection with the $29,000 loan advanced to the Company from Baltic, as described above under "Description of Business" and certain other expenses owed to Baltic; $100,725 of accounts payable to others for advisory and professional services rendered; and $327,539 of accrued payroll, which included $112,500 payable to our Chief Executive Officer, David Zaikin which amount was owed to Mr. Zaikin prior to September 2005, at which time he agreed to stop accruing salary until such time as we have sufficient monies to pay such salary, $90,338 payable to our Chief Financial Officer, Elena Pochapski, and $69,241.97 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam. Current liabilities of $825,940 as of September 30, 2006, represented a decrease in current liabilities of $30,171 or 3.5% from total current liabilities of $856,111 as of December 31, 2005. The main reasons for this decrease was the repayment of a $62,500 loan to an individual through the issuance of Company shares, the payment of current amounts owed for professional and advisory services, which was partially offset by an increase in accrued payroll of $23,198 and an increase in net amount owed to related party stockholders by $20,217 which was due to certain expenses paid on the Company's behalf by the Company's Chief Executive Officer, David Zaikin, as well as certain unpaid commissions payable to AEF (as described herein).

We had negative working capital of $768,574 and a total pre development and development stage accumulated deficit of $4,742,753 as of September 30, 2006.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG is carried on our balance sheet at $-0- as of September 30, 2006. Our investment in ZNG will exceed $-0-at such time as ZNG has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

We had $10,471 of net cash flows from operating activities for the nine months ended September 30, 2006, which included $2,107,645 of common stock and warrants issued for professional services and salaries, $32,307 of accounts payable and accrued expenses, $25,000 of prepaid expenses and other assets and $253 of depreciation and amortization, which was offset by $2,154,734 of net loss.

We had $-0- of net cash flows for investing activities for the nine months ended September 30, 2006.

We had $14,000 of net cash flows from financing activities for the nine months ended September 30, 2006, which was solely due to $14,000 of net proceeds from common stock issued to an employee, which was in connection with the exercise of all 100,000 of our Chief Financial Officer Elena Pochapski's, 2003 stock options, at an exercise price of $0.14 per share in February 2006.

As of November 1, 2006, ZNG had received $5,070,015 pursuant to the New Loan, which amount includes $1,110,624 assumed by ZNG in connection with a previous loan made to ZNG.Total interest accrued as of November 1, 2006 is $401,273, including $189,520 of interest on the New Loan and $211,753 of interest on the previous loan.

Additionally, in July 2006, we entered into a Deed of Agreement, whereby Baltic agreed (funding permitting) to loan ZNG approximately $12,000,000 to be used on seismic studies, drilling and a work program, which funds have not been loaned to date.

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

RISK  OF  CONTINUING  OUR  BUSINESS  PLAN  WITHOUT  ADDITIONAL  FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders and with amounts received from the Joint Venture (described above), including $25,000 a month which the Company is to receive from ZNG, Ltd., pursuant to the Joint Venture. Additionally, ZNG has received approximately $1,110,624 from BP pursuant to a prior loan and another $3,959,391 pursuant to the New Loan, which had a total outstanding balance, including the assumed balance of the prior loan and accrued and unpaid interest on the prior loan and the New Loan as of November 1, 2006, of $5,471,288, which has been spent on various purposes, including paying consultants for services performed in connection with surveys previously performed on the licensed area. As the Joint Venture is now responsible for the funding of the operations of ZNG, we believe our expenditures in connection with ZNG will decrease in the upcoming periods. If we are unable to raise the additional funds required for the planned activities of the Joint Venture and for additional activities, separate than the Joint Venture, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have not generated any revenues since inception and have incurred substantial losses including a net loss of $267,632 for the three months ended September 30, 2006, a net loss of $2,154,734 for the nine months ended September 30, 2006 and a total accumulated deficit of $4,742,753 as of September 30, 2006. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of September 30, 2006, was $4,292,968, and our total cumulative deficit was $4,742,753 which included $449,785 of pre-development stage deficit. We had $327,539 in accrued and unpaid salaries and a working capital deficit of $825,940 as of September 30, 2006. The Company is currently being funded by existing shareholders and the $25,000 monthly payments, which the Company receives from the Joint Venture in connection with management fees, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of ZNG, Ltd. If throughout ZNG's oil exploration, it finds no viable wells, and consequently, we generate only minimal revenues through ZNG, Ltd., we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

IF  THERE  IS  A  MARKET  FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

If there is a market for our common stock, we anticipate that such market will be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)  actual  or  anticipated  variations  in  our  results  of  operations;
     (2)  our  ability  or  inability  to  generate  new  revenues;
     (3)  the  number  of  shares  in  our  public  float;
     (4)  increased  competition;
     (5)  the  political  atmosphere  in  Russia;  and
     (6) conditions and trends in the oil, gas, and energy industries in general.

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

In September 2006, in connection with our entry into the Option Agreement with Key Brokerage (as described above) we granted Key Brokerage an aggregate of 250,000 warrants to purchase shares of our common stock at an exercise price of $2.20 per share, exercisable until September 14, 2008. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing grant of warrants did not involve a public offering, the recipient took the shares for investment and not resale and any shares issuable in connection with an exercise of the warrants will be restricted once issued. No underwriters or agents were involved in the foregoing grant and no underwriting discounts or commissions were paid by us.

In August 2006, we agreed to issue restricted shares of our common stock to certain individuals and entities to which we owed money as of August 2006. The shares were issued at a 30% discount to the then current market price of our common stock, being the discount for the restrictive nature of the shares.

In August 2006, two individuals agreed to be issued an aggregate of 113,530 restricted shares of common stock in consideration for the forgiveness of $182,783 in money which we owed the individuals in connection with loans they provided us in December 2005 and in connection with such individuals representing us in Moscow, Russia.

In September 2006, we issued an aggregate of 417,469 restricted shares of common stock to Business Standard (and nominees thereof), of which 400,000 shares were issued in consideration for consulting services rendered in connection with the application for and subsequent grant of two (2) oil and gas exploration and production licenses in the Kurgan region of Siberia, Russia (the "Licenses"), to Zauralneftegaz, Ltd., a Russian company ("ZNG"), which is wholly owned by Zauralneftegaz, Ltd., a United Kingdom company, which we own 50% of through a joint venture in connection with our agreement with Business Standard, whereby we agreed to issue Business Standard 200,000 restricted shares of our common stock for each license ZNG receives. The remaining 17,469 shares of restricted common stock were issued to Business Standard in connection with Business Standard forgiving $28,125 in amounts owed for consulting services rendered.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

In September 2006, we agreed to issue 10,000 shares of our restricted common stock to the Investor Relations Group, Inc. ("IRG"), in accordance with a contract entered into on March 16, 2006. Pursuant to the contract (the "IRG Agreement"), IRG agreed to perform investor relations and public relations services, including the overall management of a corporate communications program, as well as agreeing to design a corporate fact sheet, and organizing road shows for the Company. The Company's Board of Directors approved the issuance of 150,000 restricted shares of the Company upon signing of the agreement, which shares have previously been issued and agreed to issue IRG
10,000 restricted shares per month for the six (6) month duration of the contract, of which 10,000 shares were issued in September 2006 for investor relations services rendered in the month of August 2006. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On September 30, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 20,952 shares of our common stock at an exercise price of $1.53 per share, which warrants contained a cashless exercise feature. The warrants expire three years from the grant date. We were also obligated to pay AEF $18,303 during the quarter ended September 30, 2006 (equal to 1% of Baltic's $1,830,292 investment in the Joint Venture in the third quarter 2006), which amount has not been paid to AEF to date. When such warrant is issued, we will claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance will not involve a public offering, the recipient will take the shares for investment and not resale and we will take appropriate measures to restrict transfer. No underwriters or agents will be involved in the foregoing issuance and no underwriting discounts or commissions will be paid by us.

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

10.21(5)            Release  of  Pledge

10.22(5)            Guarantee

10.23(5)            Debenture

10.24(5) Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.25(5)            Sale  and  Purchase  Agreement

10.26(7)            Option Agreement with Key Brokerage

10.27(7)            Warrant Agreement with Key Brokerage

10.28*              July 26, 2006 Deed of Agreement

31.1*               Certificate  of  the  Chief  Executive  Officer  pursuant
                    Section  302  of  the  Sarbanes-Oxley  Act  of  2002

31.2*               Certificate  of  the  Chief  Financial  Officer  pursuant
                    Section  302  of  the  Sarbanes-Oxley  Act  of  2002

32.1*               Certificate  of  the  Chief  Executive  Officer  pursuant to
                    Section  906  of  the  Sarbanes-Oxley  Act  of  2002

32.2*               Certificate  of  the  Chief  Financial  Officer  pursuant to
                    Section  906  of  the  Sarbanes-Oxley  Act  of  2002

99.1(6)             Glossary

*  Filed  Herein.

(1) Filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company's Form 8-K filed with the Commission on May 20, 2005, and incorporated herein by reference.

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

(7) Filed as Exhibits to our Report on Form 8-K, filed with the Commission on September 19, 2006, and incorporated herein by reference.

b)     Reports on Form 8-K

We filed the following reports on Form 8-K during the three months covered by this report:

September  14,  2006 -   To  report  our  entry  into  a  preliminary  extension
                         with  Baltic  regarding  the terms of our Joint Venture
                         Agreement.

September  19,  2006 -   To  report  our  entry  into  an  option agreement with
                         Key  Brokerage,  Inc.

September  22,  2006  -  To  report  the  issuance  of  various shares of common stock in forgiveness of debt owed to various parties in August and September 2006.

We filed the following reports on Form 8-K subsequent to the period covered by this report:

October 23, 2006 -       To  report  that  ZNG  had  received  results of the 2D
                         Seismic  analysis  conducted  on  its  licensed blocks.

October  25,  2006  -    To  further  report  the  results  of  ZNG's 2D Seismic
                         analysis  conducted  on  its  licensed  blocks.

November 6, 2006 -       To  report  ZNG's  plans  for  drilling in its licensed
                         blocks.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 SIBERIAN ENERGY GROUP INC.

DATED: November 14, 2006                    By: /s/ David Zaikin
                                            --------------------
                                            David Zaikin
                                            Chief Executive Officer