Form 10KSB
period 2006-12-31
Siberian Energy Group Inc.
filed 2007-04-02
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-118902

SIBERIAN ENERGY GROUP INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	52-2207080
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

275 Madison Ave, 6th Floor, New York, NY 10016
(Address of principal executive offices)

(212) 828-3011
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

The issuer's revenues for the most recent fiscal year ended December 31, 2006 were $360,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on March 22, 2007 was approximately $18,991,994.

As of March 22, 2007, the issuer had 15,034,961 shares of common stock, $.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

SIBERIAN ENERGY GROUP INC.
FORM 10-KSB
YEAR ENDED DECEMBER 31, 2006
INDEX

Part I

Item 1. Description of Business	4

Item 2. Description of Property	21

Item 3. Legal Proceedings	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Part II

Part III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB (THIS "FORM 10-KSB"), INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. AND KONDANEFTEGAZ, LLC, A RUSSIAN LIMITED LIABILITY, THE REGISTRANT’S WHOLLY OWNED SUBSIDIARY, AND ZAURALNEFTEGAZ LIMITED, A COMPANY ORGANIZED UNDER THE LAWS OF THE COUNTRY OF ENGLAND, WHICH THE REGISTRANT OWNS 50% OF (COLLECTIVELY "SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006.

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

In April 2005, the Company’s Board of Directors adopted Amended Bylaws of the Company, which Amended Bylaws are attached hereto as Exhibit 3.9.

All dollar amounts used throughout this Report are in United States dollars, unless otherwise stated. All amounts in Canadian dollars used throughout this Report are proceeded by CDN, for example CDN $500, is referring to $500 Canadian dollars.

On December 13, 2006, we entered into an Interest Purchase Agreement with Key Brokerage LLC (“Key Brokerage”), pursuant to which we purchased 100% of the issued and outstanding common stock of Kondaneftegaz LLC, a Russian limited liability company (“KNG”), which Interest Purchase Agreement is described in greater detail below under “Description of KNG.”

BUSINESS OPERATIONS

We are a development stage company, which is seeking opportunities for investment in and/or acquisition of small to medium companies in Russia, specifically in the oil and gas industry. We are currently evaluating investment and joint venture opportunities throughout Russia.

Until October 14, 2005, the Company's operations were conducted solely through its then wholly owned subsidiary, Zaural Neftegaz ("ZNG") a development stage oil and gas exploration company located in the Western Siberian Region of Russia. However, on October 14, 2005, the Company entered into a Joint Venture agreement, whereby the Company transferred 100% of the ownership of ZNG to a newly formed Joint Venture company, Zauralneftegaz Limited ("ZNG, Ltd."), of which the Company owns 50% pursuant to the Joint Venture agreement entered into on October 14, 2005 (as described in greater detail below under Joint Venture Agreement). From October 14, 2005 to December 13, 2006, the Company had no oil and gas operations except through its ownership of 50% of ZNG, Ltd. On December 13, 2006, the Company entered into an Interest Purchase Agreement with Key Brokerage, whereby the Company purchased 100% of the issued and outstanding common stock of Kondaneftegaz, LLC (“KNG”), a Russian limited liability company, which was created in 2004 for the purpose of oil and gas exploration in the Khanty-Mansiysk district of Western Siberia, Russia. KNG has previously applied for 10 exploration and production licenses for parcels located within the existing oil deposits of the Khanty-Mansiysk district, in Russia, four of which are expected to be auctioned off during the second or third quarter of 2007.

Moving forward the Company plans to focus on the exploration and potential development of any licenses acquired by KNG through government auctions in fiscal 2007 and working with its partner in the Joint Venture, Baltic Petroleum (E&P) Limited ("BP" or "Baltic"), to continue the oil and gas exploration activities through their co-ownership of the Joint Venture and ZNG.

DESCRIPTION OF KNG

On December 13, 2006, we entered into an Interest Purchase Agreement (the "Purchase Agreement") with Key Brokerage LLC ("Key Brokerage"), pursuant to which we purchased 100% of the stock of Kondaneftegaz LLC ("KNG"), a Russian limited liability company, which was created in 2004 for the purpose of oil and gas exploration in the Khanty-Mansiysk district of Western Siberia, Russia. In addition to acquiring 100% of the stock of KNG, we are receiving the geological information package on the Karabashski zone of Khanty-Mansiysk Autonomous district (Tuymen region of Russian Federation) ("Geological Data"). The Geological Data is included in the total purchase price discussed below.

From 2005 through 2007 KNG applied for a total of 15 exploration and production licenses in the Khanty-Mansiysk district of Russia. We believe that through auctions and/or tenders, KNG may obtain licenses to four of the licensed areas during the second quarter of 2007. We also believe four other license areas will be auctioned off during the third or fourth quarter of 2007; however, the remaining other auction/tender dates are currently undetermined.

The Purchase Agreement consummated the transactions contemplated by the Option Agreement (the "Key Brokerage Option"), which we entered into with Key Brokerage in September 2006. In consideration for agreeing to the Key Brokerage Option, we granted Key Brokerage 250,000 warrants to purchase shares of our common stock at an exercise price of $2.20 per share, exercisable for up to two (2) years from the date of the Key Brokerage Option (the "Key Brokerage Warrants") in September 2006.

In connection with the purchase of KNG, we received certain geological information, including well logs, surveys and structural maps regarding the Karabashsky zone of the Khanty-Mansiysk district, which an independent appraisal valued at approximately $3,000,000.

In consideration for the transfer of 100% of the stock of KNG, we issued Key Brokerage an aggregate of 1,900,000 restricted shares of our common stock valued at approximately $2,700,000, which value approximated the value of geological information relevant to the license blocks applied for by KNG.

DESCRIPTION OF ZNG

ZNG was created to explore and develop new hydrocarbon fields and oil and gas properties in the Kurgan region of Southwest Siberia, Russia. ZNG has compiled data in the Eastern part of the Kurgan region by analyzing prior geological, geophysical and lithographic exploration works in the region, data, maps, and reports from 12 test wells drilled between 1979-1986, profile sections, correlation schemes, and geographic maps of the region. ZNG has also obtained core samples from parametric wells drilled in prior years on the licensed areas and adjacent territories in the Eastern part of Kurgan region during the initial search for oil and gas in the region, and performed analysis of the data provided by the samples.

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

In June 2006, through participation in governmental auctions, ZNG successfully obtained three more oil and gas licenses in the Kurgan region of Siberia, Russia: the Yuzhno-Voskresensky, Petuhovsky and Lebyazhevsky parcels. The new licenses are for the period of 25 years and allow both exploration and production on the licensed areas. The total cost paid at the auctions for the three new licenses by ZNG was approximately $425,000.

Brief characteristics of the three new blocks are given below:

Yuzhno-Voskresensky Block
Total area approximately 130,000 acres (520 square kilometers)

The Yuzhno-Voskresensky block is located in the Kurgan region of Russia, 10-40 kilometers (“km”) to the west of the center of the administrative region Chastoozerye.

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

Prior exploration works on the block are represented by a general geological survey (1:200,000 scale). From 1979 to 1980, seismic surveys were carried out by refraction sounding and deep seismic sounding methods, which partially covered the block area. The Kurgan regional seismic profile crosses the block and to the Southwest of the block is Sukhmensky regional seismic profile acquired by seismic reflection and correlation refraction methods.

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

ZNG also has outstanding applications for two more parcels in the same area - Zapadno-Petukhovsky and Orlovo-Pashkovsky-2. Auctions for these licenses are expected to take place in the second quarter of 2007; however,  there can be no assurance that ZNG will be awarded the licenses to the parcels at auction.

Following detailed data collection, survey and seismic testing, ZNG will proceed with development of the most promising licenses first. As of March 2007, ZNG has performed the following research and exploration works on its licensed areas:

- Obtained core samples from parametric wells drilled in prior years on the licensed areas and adjacent territories in the Eastern part of Kurgan region during the initial search for oil and gas in the region, and performed analysis of the data provided by the samples.

- Completed a 2D seismic survey on the West-Suersky block (approximately 320 linear kilometers), the Privolny block (approximately 140 linear kilometers), and the Mokrousovky block (approximately 340 linear kilometers) using Bazneftgeophisica.

- Performed gravimetric surveys on the West-Suersky block.

-Completed approximately 2,106 linear kilometers of gas seismotomographic and geochemical surveys performed by Exotrad on the Privolny, Mokrousovsky, West-Suersky, Orlovo-Pashkovky, South-Voskresensky, Petukhovsky and Lebyazhevsky blocks, which surveys are currently continuing on the other 5 blocks. Gas seismotomography is an advanced technique of combining active gas geochemistry, passive seismic and electromagnetic methods. The surveys were performed by Exotrad, a world leader in this field. Exotrad has used this technology in more than 260 projects as well as “Caspian Pipeline Consortium”; “Sakhalin-2”; and “Blue Stream” in diverse locations across Asia, Eastern Europe and the Americas.

-Scientific and technical analysis was performed by the team of geologists, which included experts from Exploration Consultants Limited ("ECL"), a leading international oil and gas consulting firm (part of RPS Group).

-Based on the results of the gas seismotomographic surveys and high definition 2D seismic survey shot over the geochemical anomalies found in the Privolny and Mokrousovsky blocks, two robust drilling prospects have been identified in the northern part of the Privolny block.

-Drilling of the first prospect on the Privolny block has commenced as of the date of this filing. The “Privolny-1” well is intended to provide physical data to enable the seismic survey to be correlated to the geology and to better determine the subsurface structures in the licensed block. We believe that this will give ZNG the ability to further analyze the block and eventually drill at least two more exploration wells. We expect to see a geological update in approximately 45 to 60 days, which period of time is needed to drill and process data of the approximately 2,000 meter deep well.

JOINT VENTURE

On October 14, 2005, the Company entered into a Joint Venture Shareholders' Agreement ("Joint Venture") with Baltic Petroleum (E&P) Limited ("BP" or "Baltic") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"). The Company closed the Joint Venture and transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly owned subsidiary, ZNG. ZNG, Ltd., will, operate through ZNG and be engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union and as a result of such transfer, the Company no longer has any separate oil and gas exploration activities in Kurgan, Russia, other than through its ownership of ZNG, Ltd.

On November 9, 2005, ZNG entered into a New Loan with Caspian (the "New Loan"). Under the loan agreement, Caspian Finance Limited ("Caspian") agreed to provide a loan of up to $6,874,325 representing the assumed commitment under a prior loan equal to $1,739,658, of which ZNG had received $1,110,624 as of November 9, 2005, and a new commitment of up to $5,134,667, to be used for operations in the Kurgan region in 2005 and through the first half of 2006. The New Loan is available to ZNG until the sixth anniversary of the date of the New Loan, or November 9, 2011 (the "Term"). On January 16, 2007, ZNG entered into an “Addition to the Loan Agreement of November 9, 2005,” with Caspian, whereby ZNG agreed to increase the amount of the New Loan from $6,874,325 to $8,874,325 under the same terms and conditions as the New Loan. The New Loan had a total outstanding balance, including principal and accrued interest of $8,178,303 as of March 20, 2007.

Interest on any amounts loaned under the New Loan bears interest at the following rates, calculated and accrued on a daily basis, 14% per annum during the first two years of the Term, 13% per annum during the third year of the Term; and 12% thereafter until the end of the Term. In the event that ZNG does not make the Interest Payments when due, interest on the unpaid amounts shall be payable from the due date to the date paid at the rate of 6% per annum, calculated and accrued on a daily basis. The New Loan is unsecured by ZNG, but Caspian reserved the right to request security over all or some of the assets and/or undertaking of ZNG at any time prior to any drawdown of the New Loan, or while any money is outstanding under the New Loan.

Pursuant to the New Loan, ZNG is responsible for satisfying all requirements of Russian Federation law and regulations in connection with each advance made under the New Loan, and ZNG shall indemnify Caspian for any loss or damage it may suffer as a result of the New Loan.

The New Loan provided for the payment of certain debts of ZNG, which were incurred before the Joint Venture. Payments under the New Loan will include:

1)  $352,665 which was paid upon the Company signing the loan agreement, which was used for:

o	payment of salaries of ZNG for August and September ($32,000);

o	payment of 50% of the amount of directors’ and shareholders’ loans ($170,000);

o	50% of outstanding rent payments ($44,000);

o	mineral tax for the second quarter of 2005 ($3,865); and

o	$102,800 for gathering and coordination of data in respect to the new licenses ZNG has recently applied for.

2)  $882,699 which was paid upon the Company receiving licenses to the two additional license blocks which were received during the year ended December 31, 2006, which was spent as follows:

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

On November 9, 2005, ZNG, Ltd. and Caspian entered into a Debenture, whereby ZNG, Ltd. granted Caspian a security interest in substantially all of its assets, including its 100% ownership of ZNG, to secure the repayment of the New Loan Agreement. Pursuant to the Debenture, ZNG, Ltd. granted Caspian a continuing security interest for the payment, performance and discharge of all of the liabilities owing to Caspian by ZNG, Ltd., in the following assets, both present and future, from time to time to the extent owned by ZNG, Ltd., or to the extent in which it has an interest.

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

AGREEMENT WITH ALTERNATIVE ENERGY FINANCE, LTD.

We previously agreed to issue Alternative Energy Finance Ltd. ("AEF"), of which Tim Peara is the Managing Director as well as a Director of the Company, certain warrants in connection with Mr. Peara introducing the parties who formed the joint venture. Pursuant to an agreement between AEF and the Company, AEF will receive compensation based on the total investment made by Baltic Petroleum Ltd. in the Joint Venture. This compensation included a commission of approximately $18,024 (1% of Baltic's first $1,802,441 investment in the Joint Venture), which amount has not been paid as of the date of this filing, and 50,068 options to purchase shares of our common stock at $0.63 per share which were granted to Mr. Peara on March 6, 2006 and a commission of $6,673 (1% of Baltic's $667,313 investment in the Joint Venture in the first quarter of 2006), which amount has not been paid to AEF to date and 17,561 options to purchase shares of our common stock at $0.67 per share for the first quarter of 2006, which were granted to Mr. Peara on March 31, 2006, which options contain a cashless exercise provision.

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

On September 30, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 20,952 shares of our common stock at an exercise price of $1.53 per share, which warrants contained a cashless exercise feature. The warrants expire three years from the grant date. We were also obligated to pay AEF $18,303 during the quarter ended September 30, 2006 (equal to 1% of Baltic's $1,830,292 investment in the Joint Venture in the third quarter of 2006), which amount has not been paid to AEF to date.

On December 31, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 38,648 shares of our common stock at an exercise price of $1.44 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We were also obliged to pay AEF $31,794 during the three months ended December 31, 2006 (equal to 1% of Baltic’s approximately $3,197,400 investment in the Joint Venture in the fourth quarter of 2006); which amount has not been paid to date.

As of December 31, 2006, we owed approximately $98,066 to AEF in connection with AEF's introduction of the parties of the Joint Venture, as described above, $60,209 to Mr. Peara in accrued Directors fees and approximately $4,703 to Mr. Peara in various travel related expenses.

RECENT EVENTS

SEISMIC INTERPRETATION ON MOKROUSOVSKY BLOCK

ZNG has completed an interim Seismic Interpretation and received a Mapping Report created by RPS Energy (“RPS”), relating to the 2D seismic studies conducted on the Mokrousovsky block to date. The Mokrousovsky block is the second licensed area surveyed using conventional 2D seismic surveys, over which 339 kilometers (“km”) of seismic surveys have been shot. The following results have been obtained through those surveys:

•
One structural prospect has been identified in the south west of the Mokrousovsky license area. The structure has a maximum area of approximately 72 square km, of which approximately 52 square km lie within the licensed area. The surface geochemical anomaly discovered in the area lies over the north eastern flank of the structure within the license area.

•	A drilling location has been recommended by RPS for the prospect, based on the strong structure and geochemical coincidence, which drilling has not begun to date.

DRILLING ON THE PRIVOLNY BLOCK

Drilling of the first prospect located in the Privolny block has commenced as of the filing of this report. The “Privolny-1” well is intended to provide physical data to enable the seismic survey to be correlated to the geology of the block and to better determine the subsurface structures which are present in the block. ZNG believes that this will provide an improved analysis to create a work program including the drilling of at least two more exploration wells. ZNG expects to provide a geological update in 45 to 60 days, which period of time is needed to drill and process data from the 2,000 meter deep well.

ZNG's Board of Directors decided to drill up to four exploration wells in connection with the recent Seismotomographic surveys and high definition 2D seismic shot over geochemical anomalies in Privolny and Mokrousovsky blocks. At least two of these wells are proposed to be drilled in northern locations in the Privolny block and the other two wells are proposed to be drilled on the Mokrousovsky block.

In the event that the wells prove successful in establishing the presence of hydrocarbons, of which there can be no assurance, the Board of Directors of ZNG intends that production testing will be supervised by a leading firm of reservoir evaluation consultants and the Board will then determine the most appropriate means of commercializing the license blocks.

The total budget for the exploration program and further seismic studies, which the Board has proposed to shoot on ZNG's Lebyazhevsky licensed block, totals approximately 8 million British pounds or $15 million US dollars. The funds were raised by BP's parent via a placement of shares. ZNG is currently entering into new loan agreements covering such funds. The loans will not be dilutive to the Company's ownership in ZNG. In connection with the funding provided by Baltic, ZNG entered into a gross override royalty agreement with Baltic, as described below under "Deed of Agreement," and “Gross Override Royalty Agreement.”

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

The Deed of Agreement also provided that upon the entry into the Additional Loan, we, BP and ZNG will enter into a gross override royalty agreement, whereby ZNG will grant a gross override royalty ("GOR") to BP equal to 3% of the gross turnover on all production of oil and gas at the wellhead in Kurgan by ZNG until BP has received in aggregate $20,000,000 from such GOR (the "GOR Sum"). In December 2006, ZNG entered into a Gross Overriding Royalty Agreement with Baltic, which is described in greater detail below.

On January 16, 2007, ZNG entered into an “Addition to the Loan Agreement of November 9, 2005,” with Caspian, whereby Caspian agreed to increase the amount of the New Loan from $6,874,325 to $8,874,325 under the same terms and conditions as the New Loan. The increase in the new loan was intended to allow continuous cash flow to ZNG for its operating needs during the first two quarters of 2007 until the companies enter into the anticipated loan agreements to finance the current program of seismic studies and drilling of the first four (4) planned wells in ZNG's license blocks, two of which are planned for 2007.

Baltic agreed to pay additional fees of $300,000 in connection with consulting services rendered in connection with the acquisition of the licenses by ZNG during the year ended December 31, 2006. The $300,000 expense was added to the total amounts loaned by Baltic to the Joint Venture.

CONSULTING AGREEMENT WITH BUSINESS STANDARD

On January 25, 2007, our Board of Directors took action to ratify the Company’s entry into a Consulting Agreement with Business Standard, a Russian company (the “Consulting Agreement”), which Consulting Agreement provides for Business Standard to provide us certain consulting services in connection with investigating financing opportunities, assisting in the Company's day to day business management, assisting in negotiations with potential investment partners, as well as assisting in the application for oil and gas exploration and production licenses by our wholly owned subsidiary KNG or current and potential investee companies in the Western Siberia region of Russia. We agreed to pay Business Standard $15,000 per month pursuant to the Consulting Agreement and also agreed to issue Business Standard 200,000 shares of our restricted common stock as a signing bonus in connection with its entry into the Consulting Agreement and 200,000 restricted shares of common stock in connection with the acquisition of KNG. The Consulting Agreement ends on December 31, 2007, but is automatically extended for additional one (1) year terms unless either party communicates its desire to terminate the agreement to the other party fifteen (15) days prior to the end of the then current term.

Also on January 25, 2007, we approved an annual salary of $180,000 (plus a performance based bonus to be determined by the Board of Directors at the end of the 2007 fiscal year) for our Chief Executive Officer and Director, David Zaikin for the 2007 fiscal year. On January 31, 2007, Mr. Zaikin notified us that effective February 1, 2007, he was withdrawing his previous request to not accrue any salary until we had sufficient funds to pay such salary, and instead requested that we pay him his 2007 salary if funds were available for such payments and/or that we accrue such salary until we have sufficient funds to repay him any accrued amounts. In February 2007, our Board of Directors approved the issuance of 350,000 shares of our restricted common stock to Mr. Zaikin, in consideration for compensation for the year ended December 31, 2006, which compensation was granted by our Board of Directors in its sole discretion, even though Mr. Zaikin had previously agreed not to be paid or accrue any salary for fiscal 2006.

GROSS OVERRIDING ROYALTY AGREEMENT

In December 2006, ZNG entered into a Gross Overriding Royalty Agreement (the “Royalty Agreement”) with Baltic, which was contemplated by the Deed of Agreement dated July 26, 2006, described above and entered into in connection with the addition to the New Loan, described above. The Royalty Agreement provided that ZNG would grant Baltic a gross overriding royalty interest equal to 3% of ZNG’s interest in any and all the hydrocarbons found in, produced, marketed and/or extracted from ZNG’s licensed blocks (the “Royalty”). Pursuant to the Royalty Agreement, the Royalty shall be paid free and clear of any expenses associated with the exploration and/or production of any hydrocarbons discovered on the licensed blocks. The Royalty will apply until ZNG has received an aggregate of $20,000,000 from the gross sales of any hydrocarbon production produced or occurring on any wells owned or operated by ZNG. The Royalty Agreement also provides that Baltic may at any time, upon not less than 1 week prior notice, take the Royalty in oil and/or gas production, instead of in cash. ZNG also granted Baltic a security interest on any and all of its future hydrocarbon production to secure the payment of the Royalty.

Estimate of Amount of Time Spent On Research and Development

An initial business plan was developed over the course of three months in 2003. During that time period, market research was conducted. Research and development activities on the licensed blocks in the Kurgan Region were directly borne by the Company up to the time the Joint Venture was closed in October 2005. As a result of the closing of the Joint Venture, these research and development costs are now paid by both by ZNG, Ltd. (as described above) and ZNG. Research activities include gravimetric, seismic works and seismotomography studies on the licensed areas. Costs incurred by ZNG and ZNG Ltd. in connection with these studies as of December 31, 2006 totaled approximately $4,145,000. Furthermore, moving forward we expect additional research and development costs will be paid by us in connection with our exploration of any of the blocks that KNG may obtain at auction in the future, of which there can be no assurance.

Employees

Siberian Energy Group Inc. currently employs two (2) employees in management. Zaural Neftegaz ("ZNG"), which is 50% owned by the Company through its joint venture ZNG, Ltd., employs nineteen (19) full-time employees and one (1) part-time employee. KNG, which we purchased in December 2006 has two (2) part-time employees.

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

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern

The Company's financial statements have been prepared assuming that the Company will continue as a going concern; however, since inception of its current endeavors in 2003, the Company has not earned any revenues from production of hydrocarbons and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern. The Company is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue the process of development to achieve commercial production and sales of products. For the cumulative period ended December 31, 2006, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries, as well as through debt financing. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

Competition

Given the recent boom in the Russian oil industry, there has been an increase in interest and activity in the Western Siberian basin. In September 2003, a competitive bid process for eleven newly-opened exploration blocks was held in the Tyumen region, immediately north of Kurgan. Ten of the blocks were awarded to seven companies. The total value of the purchases was over $2,400,000. The closest of these blocks lies within 60 miles of the licensed areas covered by ZNG’s blocks, with the majority of the blocks lying within 120 miles of these areas. While additional blocks have recently sold in areas surrounding ZNG's blocks, this does not imply that ZNG or KNG (assuming it is awarded the licenses for which it has applied) are anymore likely to find hydrocarbon reserves and it has no bearing on the future success of the Company's development or exploration efforts in Western Siberia.

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

A healthy level of competition currently exists among local oil service companies and recent reductions in demand for their services are leading to a surplus of supply. The Company believes that having the wide range of service companies within such close proximity creates an opportunity for ZNG (and KNG, if it is granted exploration licenses at auction, of which there can be no assurance) to choose the best combination of price and quality while signing the service contract, due to the fact that service companies may compete with each other for providing exploration, drilling and other services to ZNG and/or KNG.

Additionally, the Company believes ZNG's geographic location presents a significant competitive advantage that should provide for cost reductions in the development of its fields and the necessary support infrastructure. The specific factors contributing to this competitive advantage include:

-	The relatively flat topography which is dry and bog free;

-	Non permafrost lands which reduce drilling costs;

-	Significantly short distances to major pipelines which reduce the time and cost of installing the collector infrastructure from the wells to the main pipelines; and

-	Proximity to main railroads and highways which allow for greater and easier access to the producing site as well as for initial delivery of product.

We believe that KNG’s license areas, which KNG has applied for, have the following advantages:

-	the licenses are within existing oil deposits;

-
the licenses are close to a previously developed river transportation system on the Ob river and the North Sosva river, close to the river port of Igrim, through which KNG will be able to deliver equipment for the wells,

-	the licensed blocks for which KNG applied are close to other developed deposits; and

-	the blocks are close to major oil and gas pipelines.

Another type of competition, which ZNG and KNG expect to face is competition in the process of acquisition of new licenses. The Company expects that competitive pressures will further increase if hydrocarbon reservoirs are found in the Kurgan province and/or Khanty-Mansiysk district of Western Siberia, Russia. However, the Company believes that by the time new parcels become available for distribution in this region, the Company will have an advantage over companies with less experience in the region. The Company believes this will be due to its acquired experience and through the expertise of its employees, of which there can be no assurance. Many of the Company’s directors and officers have many years of experience in the oil and gas industry, specifically in the West-Siberian Basin. Additionally, the Company feels that it will have a competitive advantage because many of its Directors and employees reside in the West-Siberian Basin and are dedicated to developing the local infrastructure.

Dependence on One or A Few Major Customers

The nature of the oil industry is not based on individual customers. Crude and refined products are sold to local and international brokers as well as to refineries.

Patents, Trademarks and Licenses

ZNG holds seven licenses to explore seven individual properties in the Kurgan province of Russia. These licenses require ZNG to conduct seismic surveys on the properties and to report any discoveries to the regional government. The licenses are currently classified as 5-year exploration licenses and are convertible to 25-year production licenses upon discovery of hydrocarbon reserves. ZNG also has pending applications for two additional licenses, which we believe will be auctioned off in 2007.

KNG has applied for 15 licenses in Western Siberia, Russia, four of which we believe will be auctioned off during the second quarter of 2007, with no date currently planned for the remaining auctions as of the date of this filing.

Need For Government Approval

Federal and local government approval will not be required for conversion of exploration licenses to production licenses and for extension of licenses beyond their initial term. The Company has already received approval for its exploration licenses, however, additional approval is required if the Company is to deliver its crude or refined products on the national pipeline system. These approvals can only be guaranteed once the Company has proved reserves. Alternatively, the Company has also developed plans to deliver crude and product by truck and via rail transport for the early years if there are any delays in gaining pipeline approval, and the Company finds hydrocarbon reserves, of which there can be no assurance.

Additionally, under new federal laws the Company does not require the approval of state and/or federal agencies for conversion of the Company's exploration licenses to production licenses and extension of production licenses beyond their initial term as they automatically convert to 25 year production licenses upon the discovery of oil and gas, of which the Company provides no assurance.

Costs and Effects of Compliance with Environmental Laws
According to the laws and regulations of the Russian Federation, organizations are permitted to carry out seismic and other development activities on licensed fields, provided the companies conform to ecological standards. Accordingly, ZNG and KNG have encountered two costs associated with environmental law compliance: costs associated with obtaining licenses and costs associated with obtaining permission from the Russian Ministry of Natural Resources (the "Ministry"). These costs have totaled approximately $183,000, which includes $2,000 relating to the ecological review by the Ministry and $181,000 in legal costs and fees to obtain the Company's licenses. ZNG has successfully passed a review by the Ministry.

The Company will face additional costs to comply with environmental laws, which may be significant. In addition, the Ministry imposes certain environmental obligations on the Company, such as clean-up procedures.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's United States office is located at 275 Madison Avenue, 6th Floor, New York, New York 10016, USA. The lease is at a monthly rate of $250 and is on a year to year basis and is renewable on March 30, 2007, which lease we currently plan to renew. This space is leased from Office Escape, an operator of business centers in New York and other United States cities. The Company is not the sole occupant of the space and consequently the cost of the rental is shared with other occupants. The Company does not use the office for any purposes falling outside of its business needs.

The Company rents office space in Toronto, Ontario, Canada. The term of the lease on the Canadian office space was from January 1, 2005 until December 31, 2005, and the Company had an option to renew the lease for an additional five (5) years on a year to year basis. The Company renewed the office space for the period from January 1, 2007 until December 31, 2007. The monthly rental fee under the Canadian office space lease is currently $1,240. The rental amounts under years four through five of the lease are approximately $1,423.10 per month for year four, and $1,476.60 per month for year five. The office space encompasses approximately 370 square feet of office space.

KNG currently rents office space in Khanty-Mansiysk City, Russia, under a one year lease expiring in December 2007, at a monthly rental cost of approximately $80 per month.

ITEM 3. LEGAL PROCEEDINGS

In January 2007, we learned that certain of our former officers, Directors and shareholders, had attempted to transfer shares of our common stock, which those individuals had agreed to cancel in connection with the purchase of a majority of the Company’s outstanding shares from those individuals by our current officers, Directors and majority shareholders in April 2003. In February 2007, we filed for a Temporary Restraining Order and Motion for Preliminary Injunction against those individuals in the District Court of Clark County, Nevada.

On February 20, 2007, our Temporary Restraining Order and Motion for Preliminary Injunction was heard by the District Court of Clark County, Nevada, and we were granted an indefinite injunction without a hearing by the court. As such, those individuals who previously attempted to transfer and sell the shares which they held will be prevented from transferring or selling such shares until they can show good cause with the court why such indefinite injunction should be lifted.

From time to time, we may become party to other litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations, other than the proceeding described above. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 22, 2005, the Company's common stock began trading on the OTC Bulletin Board under the symbol "SIBE." Effective May 2, 2005, in connection with the Company's 1:2 reverse stock split, the Company's common stock began trading under the symbol "SIBN." We had 1,526,500 shares of common stock subject to outstanding options and warrants to purchase, or securities convertible into, the Company's common stock as of December 31, 2006. We have no outstanding shares of preferred stock. As of March 22, 2007 there were 15,034,996 shares of common stock outstanding, held by approximately 125 shareholders of record.

The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Bid Prices*
Quarter Ended(1)	High	Low

December 31, 2006	$2.40	$1.15
September 30, 2006	$3.65	$1.80
June 30, 2006	$9.00	$1.00
March 31, 2006	$1.30	$0.65

December 31, 2005	$2.70	$0.80
September 30, 2005	$2.10	$0.30
June 30, 2005(2)	$5.00	$0.10

(1) The earliest available bid and ask prices for the Company's common stock on the Over-The-Counter Bulletin Board as of the filing of this annual report on Form 10-KSB was for the period ending June 30, 2005.

(2) The Company affected a 1 for 2 reverse stock split effective May 2, 2005, which reverse split is retroactively affected for the bid and ask prices for the quarter ended June 30, 2005.

RECENT SALES OF UNREGISTERED SECURITIES

On September 30, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 20,952 shares of our common stock at an exercise price of $1.53 per share, which warrants contained a cashless exercise feature. The warrants expire three years from the grant date. We were also obligated to pay AEF $18,303 during the quarter ended September 30, 2006 (equal to 1% of Baltic's $1,830,292 investment in the Joint Venture in the third quarter of 2006), which amount has not been paid to AEF to date. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of warrants did not involve a public offering, the recipient took the warrants for investment and we took steps to restrict the transfer of the warrants. No underwriters or agents were involved in the foregoing grant and no underwriting discounts or commissions were paid by us.

On November 17, 2006, we issued 35,000 shares of our restricted common stock to Investor Relations Group Inc., in consideration for investor relations services rendered. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of shares did not involve a public offering, the recipient took the shares for investment and we took steps to restrict the transfer of the shares. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On December 26, 2006, we issued 1,900,000 restricted shares of common stock to Key Brokerage in consideration for the purchase of KNG (as described above). We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of shares did not involve a public offering, the recipient took the shares for investment and we took steps to restrict the transfer of the shares. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On December 29, 2006, we issued 52,500 shares of common stock to our Chief Executive Officer, David Zaikin, in consideration for and in connection with Mr. Zaikin’s exercise of 52,500 of his 2006 stock options to purchase shares of our common stock at an exercise price of $0.60 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of shares did not involve a public offering, the recipient took the shares for investment and we took steps to restrict the transfer of the shares. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On December 31, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 38,648 shares of our common stock at an exercise price of $1.44 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We were also obliged to pay AEF $31,794 during the three months ended December 31, 2006 (equal to 1% of Baltic’s approximately $3,197,400 investment in the Joint Venture in the fourth quarter of 2006); which amount has not been paid to date. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of warrants did not involve a public offering, the recipient took the warrants for investment and we took steps to restrict the transfer of the warrants. No underwriters or agents were involved in the foregoing grant and no underwriting discounts or commissions were paid by us.

On January 25, 2007, our Board of Directors approved the issuance of an aggregate of 465,000 shares of our restricted common stock to our current officers and Directors in consideration for services rendered to the Company during the year ended December 31, 2006, as follows:

o
350,000 shares of our restricted common stock to David Zaikin, our Chief Executive Officer and Director in consideration for compensation for the year ended December 31, 2006, which compensation was granted by our Board of Directors in its sole discretion, even though Mr. Zaikin had previously agreed not to be paid or accrue any salary for fiscal 2006;

o	50,000 shares of our restricted common stock to Elena Pochapski, our Chief Financial Officer and Director as a bonus for her services rendered during the year ended December 31, 2006;

o	20,000 shares of our restricted common stock to Timothy Peara, our Director, as a bonus for his services rendered during the year ended December 31, 2006;

o	25,000 shares of our restricted common stock to Oleg Zhuravlev, our Director, as a bonus for his services rendered during the year ended December 31, 2006;

o	10,000 shares of our restricted common stock to Vladimir Eret, our Director, as a bonus for his services rendered during the year ended December 31, 2006; and

o	10,000 shares of our restricted common stock to Sergei Potapov, our Director, as a bonus for his services rendered during the year ended December 31, 2006.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuances of shares did not involve a public offering, the recipients took the shares for investment and we took steps to restrict the transfer of the shares. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

On January 25, 2007, in connection with our ratification of the Business Standard Consulting Agreement, we approved the issuance of an aggregate of 400,000 shares of our restricted common stock to Business Standard in consideration for Business Standard’s entry into the Consulting Agreement and in consideration for Business Standard’s services rendered to us in connection with our acquisition of Kondaneftegaz. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of shares did not involve a public offering, the recipient took the shares for investment and we took steps to restrict the transfer of the shares. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

Also on January 25, 2007, we approved the issuance of 20,000 shares of our restricted common stock to Lyudmila Shirko, in consideration for services rendered to us in connection with our operations during the year ended December 31, 2006. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of shares did not involve a public offering, the recipient took the shares for investment and we took steps to restrict the transfer of the shares. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On January 31, 2007, we issued 20,000 share of our restricted common stock to Investor Relations Group Inc., in consideration for investor relations services rendered.   We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of shares did not involve a public offering, the recipient took the shares for investment and we took steps to restrict the transfer of the shares. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On February 15, 2007, the Board of Directors agreed to issue 4,000 restricted shares of the Company's common stock to Ann L. Stephenson Group, in consideration of investor relations services rendered to the Company in January 2007, and 3,000 restricted shares of common stock to Friedland Capital, in connection with the Company's participation at Friedland's New York investment conference in 2007.   We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuances of shares did not involve a public offering, the recipients took the shares for investment and we took steps to restrict the transfer of the shares. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

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

The Company also plans to put a large part of its resources into KNG, and the licenses which KNG has applied for. If KNG is granted any or all of the 10 licenses it applied for in November 2005 and May 2006, or the 5 additional licenses which it submitted applications for during the first quarter of 2007, the Company anticipates conducting oil and gas exploration surveys and studies on those licenses.

Moving forward, we anticipate targeting other potential long term investments in Russia, separate from our involvement in the Joint Venture and KNG. Currently we are evaluating different business opportunities in the oil and gas industry, including both development stage and revenue-producing enterprises. As of the filing of this report on Form 10-KSB, the Company is researching certain other projects which involve the potential purchase of oil and gas interests in Western Siberia, Russia; however no formal agreements or understandings have been entered into as of the filing date of this report, other than the purchase of KNG as described above.

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

In connection with the Joint Venture (described under "Joint Venture Agreement," above), the Company received $25,000 per month in management fees in connection with the Joint Venture from the date the Joint Venture was entered into until November 2006, at which time the management fees were increased to $55,000 per month. The Company, however, can make no assurance that $55,000 per month will be adequate to pay its upcoming expenses and liabilities, in which case the Company plans that its organizing stockholders will continue to provide financing for the Company, of which there can be no assurance.

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $362,166 and $328,376 were payable to the stockholders as of December 31, 2006 and December 31, 2005, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006, COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

We had revenues and other income of $360,000 for the year ended December 31, 2006, which was solely due to $25,000 of monthly management fees received from ZNG, Ltd. from January 2006 to November 2006, at which time the management fees increased to $55,000 per month. We had $445,861 of revenue and other income for the year ended December 31, 2005, due to $75,000 of management fees, $364,479 in gain from entry into the Joint Venture with ZNG, Ltd. which Joint Venture adjusted our negative investment in ZNG to zero as of the effective date of the Joint Venture, and $6,382 of other revenues. Revenues decreased $85,861 or 19.3% for the year ended December 31, 2006, compared to the year ended December 31, 2005, which decrease was mainly due to the $364,479 gain on our entry into the Joint Venture with ZNG, Ltd. during the year ended December 31, 2005, which revenues were not present during the year ended December 31, 2006.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $3,440,336 for the year ended December 31, 2006, compared to total expenses for the year ended December 31, 2005, of $1,328,012, which represented an increase in total expenses from the prior period of $2,112,324 or 159.1%.

Total expenses for the year ended December 31, 2006, included $803,520 of salaries; $1,944,718 of professional and consulting fees, including amounts paid to our legal counsel and accountant in connection with the preparation and filing of our annual report on Form 10-KSB and 10-QSB, and certain warrants and shares granted for professional services during the year ended December 31, 2006; $39,698 in rent and occupancy; $337 of depreciation and amortization; $10,769 of finance charges and interest, attributable to interest paid on the advances we received from BP and other loans; and $641,294 of other expenses, including marketing and advertising in connection with road shows, various general and administration expenses relating to the day to day operations of the Company, travel and hotel expenses in connection with the research on potential business acquisitions, and the value of shares of common stock issued for investor relations services rendered.

The $803,520 of salaries for the year ended December 31, 2006, included approximately $146,920 which was attributable to the our Chief Financial Officer, Elena Pochapski, which included 50,000 restricted shares of common stock valued at $72,000 which were issued to her in February 2007, as a bonus for services rendered to us during fiscal 2006; $504,000 attributable to funds paid to our Chief Executive Officer, David Zaikin in the form of 350,000 shares of common stock, which were issued to Mr. Zaikin in February 2007, in consideration for his services to us in fiscal 2006; and certain other amounts which were paid to various other officers, Directors, employees and consultants.

The main items leading to the increase in total expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005, were an increase of $1,458,498 or 300% in professional and consulting fees to $1,944,718, and an increase in salaries of $497,141 or 162.3% to $803,520 for the year ended December 31, 2006, compared to $306,379 for the year ended December 31, 2005. The increase in other expenses is attributable to increased marketing and advisory services in connection with our operations. The professional and consulting fees for the year ended December 31, 2006 included the following expenses: $59,375 monthly consulting fees payable to Business Standard, as well as 600,000 restricted shares of common stock issued to Business Standard valued at $1,113,000 for services rendered in connection with the acquisition of various oil and gas exploration licenses by ZNG; approximately $89,552 of legal and accounting fees in connection with the drafting and review our public filings and periodic reports and the financial statements contained therein, and various other fees paid to consultants in connection with the acquisition by us of KNG, and the licenses which are held by ZNG during the fiscal year ended December 31, 2006.

Salaries increased for the year ended December 31, 2006, compared to the year ended December 31, 2005, due to salaries and bonus granted to our officers and Directors in February 2007, for the 2006 fiscal year which totaled approximately 465,000 shares of restricted common, which had a value in salaries of approximately $669,600, which issuances are described in greater detail herein under “Certain Relationships and Related Transactions.”

Certain other expenses were less during the year ended December 31, 2006, compared to the year ended December 31, 2005, including depreciation and amortization, which declined by $27,997 or 98.8% from the prior period, finance charges and interest, which decreased $36,838 or 77.4% from the prior period, and rent and occupancy, which declined by $40,833 or 50.7% from the prior period, which decreases were due to the fact that the expenses of ZNG, our former wholly owned subsidiary, which is currently solely owned by ZNG, Ltd., which we own 50% of, are no longer included in our consolidated statement of operations due to the fact that ZNG is no longer our wholly owned subsidiary, but which expenses were included in our consolidated statement of operations during the year ended December 31, 2005.

We had a net loss of $3,080,336 for the year ended December 31, 2006, compared to a net loss of $882,151 for the year ended December 31, 2005, an increase in net loss of $2,198,185 or 249.1% from the prior period. The increase in net loss was mainly attributable to increases in total expenses, namely the increases in professional and consulting fees and salaries, described above, as well as the decrease in gain from entrance into joint venture which was $364,479 for the year ended December 31, 2005 compared to $0 for the year ended December 31, 2006, which were not sufficiently offset by the $285,000 increase in management fees for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $116,707 as of December 31, 2006, which included cash of $1,435; management fee receivable of $110,000, which represented amounts owed to us by ZNG, Ltd. in management fees, which amount has been paid to date; and prepaid expenses and other of $5,272. This represented an increase in current assets of $54,886 or 88.8%, from $61,821 of current assets as of December 31, 2005, which increase was mainly due to an increase in management fees receivable of $60,000 and an increase of $5,002 in prepaid expenses and other.

We had total assets of $2,819,272 as of December 31, 2006, which included current assets of $116,707 and non-current assets of $2,702,565. Non-current assets included $2,700,000 of oil and gas properties, unproved, representing geological studies and data, which we received in connection with the purchase of KNG and $2,565 of property and equipment, net. This represented an increase of $2,755,912 in total assets from $63,360 of total assets as of December 31, 2005, versus total assets of $2,819,272 as of December 31, 2006, which increase was mainly attributable to the above mentioned purchase of KNG and related geological data.

We had total liabilities of $1,884,130 as of December 31, 2006, which were solely current liabilities and which included $362,166 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to December 31, 2006; $50,615 of accounts payable to Baltic in connection with the $29,000 loan advanced to the Company from Baltic, as described above under "Description of Business" and certain other expenses owed to Baltic; $459,561 of accounts payable to others for advisory and professional services rendered; and $1,011,788 of accrued payroll, which included $112,500 payable to our Chief Executive Officer, David Zaikin which amount was owed to Mr. Zaikin prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $91,177 payable to our Chief Financial Officer, Elena Pochapski of which $6,470, which was due for services rendered from November to December 2006, has been paid to date, and $69,241.97 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam. Current liabilities of $1,884,130 as of December 31, 2006, represented an increase in current liabilities of $1,028,019 or 120% from total current liabilities of $856,111 as of December 31, 2005. The main reasons for this increase were an increase of $342,331 in accounts payable to others and a $707,447 increase in accrued payroll for the year ended December 31, 2006, compared to the prior year.

We had negative working capital of $1,767,423 and a total pre development and development stage accumulated deficit of $5,668,355 as of December 31, 2006.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG is carried on our balance sheet at $-0- as of December 31, 2006. Our investment in ZNG will exceed $-0- at such time as ZNG has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

We had $52,314 of net cash flows for operating activities for the year ended December 31, 2006, which included $2,288,168 of common stock and warrants issued for professional services and salaries, $804,519 of accounts payable and accrued expenses, $337 of depreciation and amortization, which was offset by $3,080,336 of net loss and $65,002 of prepaid expenses and other assets.

We had $1,363 of net cash flows for investing activities for the year ended December 31, 2006, due solely to expenditures for property and equipment.

We had $45,500 of net cash flows from financing activities for the year ended December 31, 2006, which was solely due to $45,500 of net proceeds from common stock issued to employees, which was in connection with the exercise of all 100,000 of our Chief Financial Officer Elena Pochapski's 2003 stock options at an exercise price of $0.14 per share in February 2006 and the exercise of 52,500 stock options granted to David Zaikin, our Chief Executive Officer pursuant to his 2006 stock option plan, for aggregate consideration of $31,500, which amount he agreed to forgive of debt previously owed to him.

As of December 31, 2006, ZNG had received $6,148,142 pursuant to the New Loan, which amount includes $1,110,624 assumed by ZNG in connection with a previous loan made to ZNG. Total interest accrued as of December 31, 2006 was $540,153, including accrued interest on the previous loan.

Additionally, in July 2006, we entered into a Deed of Agreement, whereby Baltic agreed (funding permitting) to loan ZNG approximately $12,000,000 to be used on seismic studies, drilling and a work program, which funds have not been loaned to date.

Under the Joint Venture, we will receive $55,000 per month as a management fee from ZNG, Ltd. In addition to the monthly management fee, ZNG Ltd. agreed to lend $78,000 to us to pay for legal and consulting services in connection with establishing the Joint Venture. We received $29,000 of this amount in November 2005; and will receive the additional $49,000 if all five of the new licenses are awarded to ZNG, of which three have been awarded to date, and ZNG submits a letter from the relevant license authority of the Ministry of Natural Resources of the Russian Federation confirming such awards, of which there can be no assurance.

Since our transfer of ZNG to the Joint Venture, we have no oil and gas operations separate from the Joint Venture, which has not started production and is not currently generating any cash from production, which makes it difficult for us to pay our maturing obligations. However, during the three months ended December 31, 2006, we did purchase KNG, and hope to be awarded oil and gas exploration licenses in connection with KNG during 2007. Moving forward, we believe that in the long run a number of trends will favorably affect our liquidity. These trends include the steady trend of economic growth in Russia in the recent years which is improving the liquidity of our potential customers, and may favorably impact our debt management and the increasing overall credit rating in Russia, which we hope will lead to increased foreign investment in Russian companies and which will benefit us as well.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders and with amounts received from the Joint Venture (described above), including $55,000 a month which the Company is to receive from ZNG, Ltd., pursuant to the Joint Venture. Additionally, ZNG has received approximately $1,110,624 from BP pursuant to a prior loan and another $7,067,679 pursuant to the New Loan, which had a total outstanding balance, including the assumed balance of the prior loan and accrued and unpaid interest on the prior loan and the New Loan as of March 20, 2007, of $8,178,303, which has been spent on various purposes, including paying consultants for services performed in connection with surveys previously performed on the licensed area. As the Joint Venture is now responsible for the funding of the operations of ZNG, we believe our expenditures in connection with ZNG will decrease in the upcoming periods. If we are unable to raise the additional funds required for the planned activities of the Joint Venture and for additional activities, separate from the Joint Venture, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

WE WILL NEED SUBSTANTIAL FINANCING AND SUBSTANTIAL TIME BEFORE WE ANTICIPATE GENERATING REVENUES THROUGH OUR OWNERSHIP OF ZNG, LTD., IF ANY.

The Company does not expect to generate any revenues through the operations of ZNG, other than the $55,000 a month that it will receive from ZNG, Ltd., of which there can be no assurance. Therefore, investors should keep in mind that even if ZNG is able to raise the substantial amounts of additional financing it requires for its operations, it could still be years before ZNG generates any revenue, if ever. Even if generated such revenues will likely not be great enough to sustain ZNG. If no revenues are generated and hydrocarbon reserves are not located, we may be forced to abandon or curtail our current business plan. If ZNG, which is 100% owned by the Company 50/50 joint venture ownership of ZNG, Ltd., were forced to abandon its business plan, the Company could be forced to abandon or curtail its business plan as well, which could cause the value of the Company's common stock to become worthless.

WE WILL NEED SUBSTANTIAL FINANCING AND SUBSTANTIAL TIME BEFORE WE ANTICIPATE GENERATING REVENUES THROUGH KNG, IF ANY.

The Company anticipates the need for approximately $15,000,000 prior to KNG's expected generation of any revenues. Currently the Company has not raised any of this financing and the Company can make no assurances that this financing will ever be raised. The Company also does not expect to generate any revenues through the operations of KNG, until such financing can be raised, of which there can be no assurance. Therefore, investors should keep in mind that even if KNG is able to raise the substantial amounts of additional financing it requires for its operations, it could still be years before KNG generates any revenue, if ever. If KNG does not raise the $15,000,000 which it anticipates needing to generate revenues, which, even if generated, will likely not be great enough to sustain KNG if no revenues are generated and hydrocarbon reserves are not discovered, KNG may be forced to abandon its business plan, and the Company could be forced to abandon or curtail its business plan as well, which could cause the value of the Company's common stock to become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $3,080,336 for the year ended December 31, 2006 and a total accumulated deficit of $5,668,355 as of December 31, 2006. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of December 31, 2006, was $5,218,570, and our total cumulative deficit was $5,668,355 which included $449,785 of pre-development stage deficit. We had $1,011,788 in accrued and unpaid salaries and a working capital deficit of $1,767,423 as of December 31, 2006. The Company is currently being funded by existing shareholders and the $55,000 monthly payments, which the Company receives from the Joint Venture in connection with management fees, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of ZNG, Ltd. There is also a risk that KNG will not be awarded the licenses for which it has applied. If throughout ZNG's oil exploration (and KNG’s assuming it is awarded the licenses for which it has applied, of which there can be no assurance), no viable wells are found, and consequently, we generate only minimal revenues through ZNG, Ltd. (and/or through KNG), we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

Our Company currently has a poor financial position. We have generated only minimal revenues to date, nor have we discovered any hydrocarbon reserves or begun production on any wells. There is a risk that we will not find enough, or even any, viable wells which we require to generate enough profits for your investment in our Company to appreciate. If we never generate any revenues, our Company may be forced to curtail or abandon its business plan and your shares may become worthless.

OUR BUSINESS IS SPECULATIVE AND RISKY AND IF ZNG OR KNG DOES NOT FIND HYDROCARBON RESERVES, WE MAY BE FORCED TO CURTAIL OUR BUSINESS PLAN.

There is a risk that ZNG and KNG, assuming it is awarded the licenses for which it has applied, of which there can be no assurance, will not find any hydrocarbon reserves and the cost of exploration will become too high for ZNG, Ltd. to continue ZNG's business plan and/or us to continue KNG’s business plan. As our only current operations are through our 50% ownership of ZNG, Ltd. which in turn owns 100% of ZNG, and through KNG, if ZNG, ZNG, Ltd. or KNG were to cease operations, your investment in our Company could become devalued or could become worthless.

OUR INDUSTRY IS COMPETITIVE AND AS SUCH, COMPETITIVE PRESSURES COULD PREVENT US FROM OBTAINING PROFITS.

The main factor determining success in the oil exploration and extraction industry is finding viable wells. If our Company, through ZNG, Ltd., KNG or other joint ventures we may enter into in the future, are unable to find producing wells and our competition is, it is likely that our Company will be driven out of business. Additionally, our industry is subject to significant capital requirements and as such, larger companies such as LUKoil, BP-TNK, Surgutneftegaz and Sibneft may have an advantage should they compete with us for exploration licenses, because they may have resources substantially greater than ours. Investors should take into account the above factors and understand that if we are unable to raise additional capital or generate the profits, the Company may be forced to liquidate its assets and an investment in our Company could become worthless.

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

ZNG’S OR KNG’S PROJECTIONS, ESTIMATES AND STATISTICAL ANALYSIS MAY BE INACCURATE OR SUBSTANTIALLY WRONG, WHICH MAY PREVENT ZNG AND/OR KNG FROM EXECUTING THEIR BUSINESS PLANS.

Risks from these factors are intertwined with the risky nature inherent in the oil and gas industry. Projections on future revenues as well as costs and required capital expenditures are based on estimates. Business statistical analysis is used in projection of drilling success ratios, average production costs, world oil price fluctuations and their correspondence to Russian domestic market. If ZNG’s or KNG’s projections or estimates are wrong or our statistical analysis faulty, ZNG's or KNG’s revenues may be adversely affected which could prevent ZNG and/or KNG from executing their business strategy. As an investor, if this happens your securities in our Company could be adversely affected and you could lose your investment in our Company due to the fact that our only current oil and gas operations are through our 50% ownership of ZNG, Ltd., which in turn owns 100% of ZNG and through KNG, which has applied for, but not been awarded any licenses to date.

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

AS THERE IS CURRENTLY ONLY A LIMITED MARKET FOR OUR COMMON STOCK, THE MARKET FOR OUR COMMON STOCK PRICE MAY BE ILLIQUID, SPORADIC AND VOLATILE.

There is currently only a limited market for our common stock, and as such, we anticipate that such market will be illiquid, sporadic and subject to wide fluctuations in response to several factors moving forward, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	the number of shares in our public float;
(4)	increased competition;
(5)	the political atmosphere in Russia; and
(6)	conditions and trends in the oil, gas, and energy industries in general.

Furthermore, because our common stock is traded on the NASD Over The Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 7. FINANCIAL STATEMENTS

SIBERIAN ENERGY GROUP INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have audited the accompanying consolidated balance sheets of Siberian Energy Group Inc. (a development stage company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siberian Energy Group Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Siberian Energy Group Inc. will continue as a going concern. As discussed in Note 11 to the financial statements, Siberian Energy Group Inc. has not earned significant revenue since inception of its current endeavor, and is considered to be in the development stage which raises substantial doubt about its ability to continue as a going concern. Management’s plans relative to these matters are also described in Note 11 and throughout the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lumsden & McCormick, LLP
Buffalo, New York
March 28, 2007

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Balance Sheets

December 31,	2006	2005

Assets
Current assets:
Cash	$1,435	$11,551
Management fee receivable	110,000	50,000
Prepaid expenses and other	5,272	270
	116,707	61,821

Investment in joint venture	-	-

Oil and gas properties, unproved	2,700,000	-

Property and equipment, net	2,565	1,539

	$2,819,272	$63,360

Liabilities and Stockholders' Equity
Current liabilities:
Demand loan from individual, interest at 6.5%	$-	$62,500
Accounts payable:
Related party - stockholders	362,166	328,376
Related party - Baltic Petroleum, interest at 14%	50,615	43,664
Others	459,561	117,230
Accrued payroll	1,011,788	304,341
	1,884,130	856,111

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
14,112,961 and 11,487,886 issued and outstanding	14,113	11,488
Additional paid-in capital	6,593,829	1,786,286
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(5,218,570)	(2,138,234)
Accumulated other comprehensive income (loss)	(4,445)	(2,506)
	935,142	(792,751)

	$2,819,272	$63,360

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Consolidated Statements of Operations			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			December 31,
For the years ended December 31,	2006	2005	2006

Revenues and other income:
Management fees	$360,000	$75,000	$435,000
Gain from entrance into joint venture	-	364,479	364,479
Other	-	6,382	6,382
	360,000	445,861	805,861

Expenses:
Salaries	803,520	306,379	1,878,067
Professional and consulting fees	1,944,718	486,220	2,649,646
Rent and occupancy	39,698	80,531	176,243
Depreciation and amortization	337	28,334	102,717
Finance charges and interest	10,769	47,607	58,376
Other	641,294	378,941	1,159,382
Total expenses	3,440,336	1,328,012	6,024,431

Loss before income taxes	3,080,336	882,151	5,218,570

Provision for income taxes (benefit)	-	-	-

Net loss (development stage)	$3,080,336	$882,151	$5,218,570

Basic and diluted loss per common share	$(0.26)	$(0.09)	$(0.60)

Weighted average number of basic and diluted
common shares outstanding	11,749,699	9,935,900	8,723,439

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2006

		Common Stock			Accumulated
			Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, January 1, 2003 (pre-development stage)	4,902,886	$4,903	$430,195	($449,785)	$-	($14,687)

Loss for the year - 2003	-	-	-	(422,516)	-	(422,516)	($422,516)

Shares issued in acquisition (ZNG)	1,000,000	1,000	-1,000	-	-	-

Balance, December 31, 2003	5,902,886	5,903	429,195	(872,301)	-	(437,203)

Loss for the year - 2004	-	-	-	(833,567)	-	(833,567)

Foreign currency translation adjustment	-	-	-	-	(53,120)	(53,120)	($886,687)

Shares issued in acquisition (ZNG)	3,450,000	3,450	746,550	-	-	750,000

Shares issued for professional services	50,000	50	9,950	-	-	10,000

Other	-	-	34,426	-	-	34,426

Balance, December 31, 2004	9,402,886	9,403	1,220,121	(1,705,868)	-53,120	-529,464

Loss for the year - 2005	-	-	-	(882,151)		(882,151)

Foreign currency translation adjustment	-	-	-	-	50,614	50,614	($831,537)

Shares issued for professional services	385,000	385	138,365	-	-	138,750

Shares issued for accrued salaries	1,700,000	1,700	210,800	-	-	212,500

Warrants granted for professional services	-	-	217,000	-	-	217,000

Balance, December 31, 2005	11,487,886	$11,488	$1,786,286	($2,588,019)	($2,506)	($792,751)

Loss for the year - 2006	-	-	-	(3,080,336)	-	(3,080,336)

Foreign currency translation adjustment	-	-	-	-	(1,939)	(1,939)	($3,082,275)

Shares issued for employee stock option plan and warrants	195,000	195	45,305	-	-	45,500

Shares issued for geological data	1,900,000	1,900	2,235,100	-	-	2,237,000

Shares issued for professional services	1,139,499	1,140	1,685,351	-	-	1,686,491

Warrants granted for professional services	-	-	841,177	-	-	841,177

Shares cancelled	(609,424)	(610)	610	-	-	-

Balance, December 31, 2006	14,112,961	$14,113	$6,593,829	($5,668,355)	($4,445)	$935,142

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			December 31,
For the years ended December 31,	2006	2005	2006

Cash flows from operating activities:
Net loss (development stage)	(3,080,336)	$(882,151)	$(5,218,570)
Depreciation and amortization	337	28,334	102,717
Common stock and warrants issued
for professional services and salaries	2,288,168	568,250	2,866,418
Gain from entrance into joint venture	-	(364,479)	(364,479)
Changes in other current assets and
current liabilities:
Prepaid expenses and other assets	(65,002)	(73,914)	(268,664)
Accounts payable and accrued expenses	804,519	833,776	3,874,968
Net cash flows from (for) operating activities	(52,314)	109,816	992,390

Cash flows from investing activities:
Expenditures for licenses and related	-	(348,137)	(528,961)
Expenditures for oil and gas properties	-	(36,532)	(770,750)
Expenditures for property and equipment	(1,363)	(1,710)	(4,231)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	175,000	175,000
Net cash flows for investing activities	(1,363)	(211,379)	(1,128,936)

Cash flows from financing activities:
Net proceeds from demand loan	-	62,500	62,500
Common stock issued for employee stock option plan	45,500	-	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	45,500	62,500	142,426

Effect of exchange rates on cash	(1,939)	50,614	(4,445)

Net increase (decrease) in cash	(10,116)	11,551	1,435

Cash - beginning	11,551	-	-

Cash - ending	$1,435	$11,551	$1,435

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

The Company and Description of Business:

Through October 14, 2005, Siberian Energy Group Inc. (the Company) operated through its wholly owned Russian subsidiary, Zaural Neftegaz (ZNG). ZNG is engaged in the business of exploiting and developing certain oil and gas and other petroleum products licenses issued by the Russia’s Kurgan Provincial Government for the Eastern part of Kurgan Province. ZNG has its principal place of business in Kurgan City, Kurgan Province, Russia, and is the sole and exclusive owner of the exploration licenses.

On October 14, 2005, the Company entered into a joint venture agreement with a third party, Baltic Petroleum Limited (Baltic). The Company transferred 100% of its ownership interest in ZNG to the Joint Venture and transferred 50% of the Joint Venture interest to Baltic for $175,000 and the agreement by Baltic to provide future funding to the Joint Venture as detailed in a Joint Venture Shareholder’s Agreement. Joint Venture will be engaged in the exploration for, development, production and sale of oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union.

Upon signing of the Joint Venture agreement, Baltic, ZNG and a financing company wholly owned by Baltic, entered into a deed of novation regarding a previous loan made to ZNG by Baltic and immediately thereafter the financing company entered into a loan agreement with ZNG for the purpose of funding of research activities in the Kurgan region. Baltic released the Company from its obligations under a guarantee and security interest given by the Company to Baltic regarding an initial loan to ZNG.

As of December 31, 2006 the total amount of funds committed by Baltic to be provided through loan agreements in 2007 was $14,659,880. Funds will be used for the current program of seismic studies and drilling of the first four (4) wells in ZNG’s license blocks, two of which are planned for 2007. The loans will not be dilutive to the Company’s ownership in ZNG. In connection with the funding provided by Baltic, ZNG entered into a gross override royalty agreement with Baltic.

Additional details surrounding the Company’s involvement in the Joint Venture follow:

•	During the arrangement, the Company receives a monthly management fee of $25,000 from ZNG ($55,000 effective November 2006);
•	Profits from the Joint Venture are allocated 50% to the Company only after all financing of ZNG are settled with Baltic and Baltic’s financing subsidiaries;
•
Although the Company and Baltic each own 50% of the Joint Venture’s shares and each appoint 50% of the Directors to the Joint Venture, Baltic always has an additional casting vote on Board of Director related issues;

•	The Company has essentially no liability to guarantee the debts of the Joint Venture;
•
The Company recognized a settlement gain of $364,479 as a result of the initial joint venture transaction. This resulted primarily to adjust the Company’s negative investment to zero as of the agreement date. All activity of ZNG before the agreement date is otherwise included in these financial statements.

Effective October 14, 2005, the Company’s investment in Joint Venture is recorded on the equity method of accounting. Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through December 31, 2006. Loan financing balances outstanding of Joint Venture to Baltic and Baltic’s financing subsidiaries at December 31, 2006 totals approximately $11,975,000. Activities of ZNG prior to October 14, 2005 are otherwise included in the consolidated accounts of the Company in the accompanying financial statements.

In June 2006, ZNG won auctions and was awarded three new oil and gas exploration and production licenses, bringing the total number of licenses to seven and the total area covered by the licenses to 1 million acres. In connection with the license acquisitions, the Company issued 600,000 shares to a consulting company in consideration for its assistance in the application process as well as obtaining existing geological information (seismic, gravimetric) relevant to potential licensed areas. The value of these shares totaled $1,113,000 and are included in professional and consulting fees in the accompanying consolidated statements of operations.

As part of a planned separate oil and gas venture, on December 31, 2006, the Company acquired oil and gas related geological information on the Karabashki zone of Khanty-Mansiysk Autonomous district (Tuymen region of the Russian Federation) from Key Brokerage, LLC, a Delaware limited liability company, for 1,900,000 shares of restricted common stock. In conjunction with this asset purchase, the Company was also assigned ownership of Kondaneftegaz, LLC (Konda), a Russian limited liability company wholly-owned by Key Brokerage, LLC.

As a result of the purchase, the Company assigned an acquisition value of $2,700,000 to the geological data assets based on both the approximate share value of the Company’s stock issued at the purchase date and the assets’ estimated value as determined by an independent appraisal prior to the acquisition. Since Konda has essentially no assets or liabilities at the purchase date, had no previous operating history, and was transferred only to facilitate the Company’s potential future operations in Russia, no value was otherwise assigned to it at acquisition.

In 2007, the Company plans to participate in two or three auctions for development and production licenses for the parcels belonging to the existing oil deposits of Khanty-Mansiysk district.

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

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ZNG (through October 14, 2005), Siberian Energy Group (Canada) and Konda (effective December 31, 2006). All intercompany transactions and balances have been eliminated. After October 14, 2005, the Company’s investment in ZNG is accounted for on the equity method of accounting (see “the Company and Description of Business” above). Accordingly, the assets, liabilities and equity are no longer presented on the Company’s balance sheet.

Foreign Currency Translation:

The Company translates the assets and liabilities of ZNG, Siberian Energy Group (Canada) and Konda at the year end exchange rates; income statement amounts are converted at the average rates of exchange for the year. Translation gains and losses are included within other comprehensive income (loss).

Cash:

Cash in financial institutions may exceed insured limits at various times throughout the year, and subject the Company to concentrations of credit risk.

Oil and Gas Properties:

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, is capitalized. As a result of the Joint Venture arrangement described earlier, essentially all oil and gas properties associated with ZNG are the responsibility of the Joint Venture effective October 14, 2005.

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

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

Licenses:

Costs incurred during 2003 to register and formalize ZNG’s exploration licenses with the Russian Ministry of Natural Resources were amortized over the terms of the licenses. Amortization expense for 2005 and 2004 was $27,124 and $36,160. All license assets became the responsibility of the Joint Venture effective October 14, 2005.

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

2. Investment in Joint Venture:

Following is a summary of the Joint Venture’s unaudited financial position at December 31, 2006 and 2005 and results of development stage activity during the period October 14, 2005 (date of Joint Venture inception) through December 31, 2005 and for the year ended December 31, 2006 ($000’s omitted):

	2006	2005
Current assts	$113	$508
Intangibles and
other noncurrent assets	5,421	2,901
	$5,534	$3,409

Current liabilities	$729	$1,203
Long-term debt and other
noncurrent liabilities	12,468	2,448
	$13,197	3,651

Stockholders' equity (deficit)	(7,663)	(242)
	$5,534	$3,409

Revenues	$-	$-

Net loss (development stage)	$(7,421)	$(1,065)

The Company’s investment asset will begin to exceed zero once the Joint Venture has cumulative earnings sufficient to repay all loans to Baltic and Baltic’s financing subsidiaries, as agreed.

There is no market for the common stock of the Joint Venture and accordingly, no quoted market price is available.

3. Income Taxes:

At December 31, 2006, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $3,937,000. These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2026. No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, the $866,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4. Leases:

Office rent expense for the years ended December 31, 2006 and 2005 was $39,698 and $80,531. There currently are no long-term lease arrangements that the Company is committed to, however, it may negotiate with selected landlord prospects for space commitments.

5. Related Party Transactions:

During the development stage period from January 1, 2003 through December 31, 2006, a variety of expenses were paid for by organizing stockholders. As a result, amounts totaling $362,166 and $328,376 are payable to stockholders from the Company as of December 31, 2006 and 2005.

6. Employment Contracts:

The Company has entered into employment contracts with certain senior management employees through 2008 that provide for minimum annual salary, adjusted for capital levels raised by the Company. If terminated without cause, an employee is paid, as severance, the greater of twelve months salary or one-half the remaining amount owed under the contract. At December 31, 2006, the minimum total future additional commitment due is approximately $255,000.

At December 31, 2006, accrued and unpaid salaries for all employees totaled $1,011,788, of which $669,600 was paid after December 31, 2006 to employees and directors through issue of the Company’s restricted common stock. The remaining $342,188 is expected to be paid when sufficient cash flows are generated by the Company or by issue of restricted stock of the Company.

7. Stock Option Plan:

In 2003, the Company adopted a stock option plan for the benefit of employees and directors of the Company. All issued stock options are for acquisition of restricted shares, which means there are substantial restrictions on the transferability and sale of such shares. Pursuant to plan terms and related employment agreements, shares of common stock granted vest as follows:

	Shares Reserved
Vest	December 31,	December 31,	Exercise
Year	2006	2005	Price
2003	200,000	200,000	$0.14
2004	468,000	468,000	$0.20
2004	75,000	75,000	$0.32
2005	468,000	468,000	$0.60
2006	468,000	468,000	$0.60
2007	468,000	468,000	110% of the average closing stock price for the three months prior to grant date.

The options generally expire four years from the date of vesting.

The following summarizes stock option activity:

	Number	Exercise
	of Shares	Price
Outstanding and exercisable at
January 1, 2003	-	$-

Vested - 2003	300,000	0.14

Outstanding and exercisable at
December 31, 2003	300,000

Vested - 2004	518,000	0.20
Vested - 2004	75,000	0.32
Expired - 2004	(100,000)	0.14
Expired - 2004	(50,000)	0.20

Outstanding and exercisable at
December 31, 2004	743,000

Vested - 2005	468,000	0.60

Outstanding and exercisable at
December 31, 2005	1,211,000

Vested - 2006	468,000	0.60

Exercised - 2006	(152,500)

Outstanding and exercisable

The following table summarizes information about stock options outstanding and exercisable:

December 31, 2006
		Weighted Average
Exercise	Number of	Remaining Years of
Price	Options	Contractual Life
$ 0.14	100,000	1
0.20	468,000	2
0.32	75,000	2
0.60	415,500	3
0.60	468,000	4
	1,526,500

December 31, 2005
Weighted Average
Exercise	Number of	Remaining Years of
Price	Options	Contractual Life
$ 0.14	200,000	2
0.20	468,000	3
0.32	75,000	3
0.60	468,000	4
	1,211,000

The Company recognizes compensation based on the fair value method prescribed by Financial Accounting Standards Board Statement No. 123R, “Accounting for Stock Based Compensation.” No compensation expense has been recognized through December 31, 2006 because management had determined the initial fair value of its stock options granted were minimal in light of the startup nature of the organization.

8. Stock Warrants:

In 2005 and 2006, the Company granted warrants to purchase restricted common shares to certain consultants and non-employees for services rendered to the Company as follows:

2006
			Original
Grant	Number of	Exercise	Exercise
Date	Shares	Price	Term
March 31, 2006	800,000	$1.05	4 years
April 1, 2006	400,000	1.05	4 years
March 31, 2006	17,561	0.67	3 years
June 30, 2006	20,412	2.02	3 years
September 14, 2006	250,000	2.20	4 years
September 30, 2006	20,952	1.53	3 years
December 31, 2006	38,648	1.44	3 years
December 31, 2006	100,000	0.60	4 years
	1,647,573

2005
			Original
Grant	Number of	Exercise	Exercise
Date	Shares	Price	Term
April 1, 2005	* 100,000	$0.30	2 years
September 13, 2005	15,000	0.30	3 years
December 22, 2005	100,000	1.00	3 years
December 22, 2005	300,000	1.00	3 years
December 22, 2005	150,000	2.00	3 years
December 22, 2005	150,000	2.50	3 years
December 31, 2005	50,068	0.63	3 years
December 31, 2005	100,000	0.60	4 years
	965,068

50,000 of these warrants were exercised May 2006.

The fair values of each warrant granted is estimated on the grant date using the Black-Scholes option valuation model. The following general assumptions were made in estimating fair value:

	2006	2005
Dividend yield	0%	0%
Risk free interest rate	2.88% - 4.90%	3.17% - 4.38%
Expected volatility	97% - 131%	48.13% - 70.12%

Amounts charged to expense in 2006 and 2005 totaled $841,177 and $217,000.

9. Fair Value of Financial Instruments:

The carrying values of cash, accounts payable, accrued expenses and demand loan approximates fair value due to their short-term maturity.

10. Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through December 31, 2006.

11. Going Concern:

These financial statements have been prepared assuming the Company will continue as a gong concern, however, since inception of its current endeavor in 2003, it has not earned substantial revenues and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern.

Management is of the opinion that its current and proposed oil and gas ventures will successfully generate allocable profits to the Company in the near term.

For the cumulative period ended December 31, 2006, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries. However, there can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ from the going concern basis.

12. Cash Flows Information:

Net cash flows from operating activities includes cash payments for interest and income taxes as follows:

2006	2005
$ -	$ -
$ -	$ -

Noncash investing and financing activities excluded from the 2006 statement of cash flows includes:

2006
Demand loan payable settled through the
issuance of common stock and warrants	$62,500

Geological data acquired through the
issuance of common stock and warrants	$2,700,000

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

(b) Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The following table sets forth the name, age and position of each director and executive officer of the Company. There are no other persons who can be classified as a promoter or controlling person of the Company. The officers and directors of the Company are as follows:

Name	Age	Position

David Zaikin	40	Chairman of the Board of
		Directors and Chief Executive
		Officer

Elena Pochapski	41	Chief Financial Officer and
		Director

Oleg V. Zhuravlev	46	Director

Sergey Potapov	43	Director

Vladimir V. Eret	62	Director

Timothy Peara	46	Director

TERM OF OFFICE

David Zaikin
Chairman of the Board of Directors and Chief Executive Officer

David Zaikin has served as Chairman of the Board of Directors since December 2002 and as Chief Executive Officer of the Company since August 2004. Since September 1998, Mr. Zaikin has worked as Vice President of Harvey Kalles R.E. LTD, a Real Estate Company. Since August 2006, Mr. Zaikin as served as Chief Executive Officer and Director of ECM Asset Management, Inc. In 2003, Mr. Zaikin was recognized by "Who's Who" as one of the three Canadian businessmen for his extraordinary achievements. Mr. Zaikin also has a diverse background that includes experience in sales, marketing, channels, finance and operation. Mr. Zaikin is currently a member of TREB (the Toronto Real Estate Board) and OREA (the Ontario Real Estate Association). He specializes in both Financial Analysis and Market Analysis for Commercial Real Estate.

Mr. Zaikin also has a Bachelors Degree from Kharkov Government Pharmaceutical Institute.

Elena Pochapski
Chief Financial Officer and Director

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

Sergey Potapov
Director

Sergey Potapov has served as Director of the Company since January 1, 2003, where he works in management and acquisition of assets in the Russian oil and gas industry. Additionally Mr. Potapov has worked as Vice President of ZNG, a Russian oil and gas exploration company, which is owned by ZNG, Ltd., which we currently own 50% of, since October 2002. From January 2000 through October 2002. Mr. Potapov worked as Vice General Director at Siburalresource Ltd., which provides gas distribution throughout Kurgan Province, Russia. Previous to his employ at Siburalresource, Mr. Potapov worked from May 1996 to January 2000, as the Head of Sales Department of OAO Ikar. Mr. Potapov has an Engineering Degree from The Engineering Institute of Kurgan.

Oleg V. Zhuravlev
Director

Oleg V. Zhuravlev has served as a Director of the Company since January 1, 2003. In addition, since January 1, 2003, Mr. Zhuravlev has served as President and Chief Executive Officer of ZNG, which is owned by ZNG, Ltd., which we currently own 50% of. Since October 15, 2002, Mr. Zhuravlev has worked as a general director of ZNG. Prior to being employed by ZNG, Mr. Zhuravlev was employed as Vice Director General in Finance in Kurganselectro Ltd, from May 31, 2002 to October 14, 2002. Before that, Mr. Zhuravlev was Vice Director General in finance and economics at LLC Kurgan Neftegazodobivaushaya Company, from December 18, 2001 through May 30, 2002. From June 13, 2001 to December 17, 2001, Mr. Zhuravlev was Chairman of the Board of Directors of NCO Gorodskoy Rashetny Centre. From August 1, 1998 to June 8, 2001, Mr. Zhuravlev was Director of the Kurgan branch of Sibcontact Bank Ltd. In August 1997, Mr. Zhuravlev became Chief of the Department of Investments and Securities Market for the Committee on Economic Policy (Khanty-Mansysk Autonomous Area Administration), where he worked until May 1998. From October 10, 1993 to March 11, 1997, Mr. Zhuravlev held various positions at Sibcontact, a commercial bank, ultimately achieving the position of Vice Chairman of the Board of Directors. Mr. Zhuravlev was professionally trained as an engineer at the Kurgan Institute of Engineering, Motor Transport Economics and Management Department in Kurgan, Russia.

Vladimir V. Eret
Director

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
Director

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

-------------------------------------------------------

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

EMPLOYMENT AND OPTION AGREEMENTS

David Zaikin, Chief Executive Officer and Director

David Zaikin, the Company's Chief Executive Officer, signed an employment agreement effective as of August 1, 2004. Under the agreement, Mr. Zaikin is obligated to perform at least 40 hours per week of work on behalf of the Company. Unless terminated earlier, Mr. Zaikin's employment agreement shall be effective until December 31, 2008. Mr. Zaikin is to be paid an annual salary of US $180,000, subject to periodic review by the Board. At the Board's discretion, it is possible for Mr. Zaikin to receive a performance based bonus.

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

Under Mr. Zaikin's employment agreement, if he is terminated without cause by the Company or if Mr. Zaikin himself terminates his employment for a reasonable basis, defined as: (A) a material breach of the agreement by the Company, provided that he gives written notice of such default to the Company and if within thirty days after receipt of such notice, the Company has not cured such default; or (B) termination of his employment by the Company without cause during the term of the agreement; or (C) a reduction in his salary, except to the extent that a majority of the other executive officers of the Company incur reductions of salary that average no less than the percentage reduction incurred by him; or (E) his termination of the his employment within 12 months after a "Change in Control," of the Company, as defined in the employment agreement; the Company shall, in exchange for an execution and general release and waiver of claims against the Company by Mr. Zaikin, continue to pay as severance Mr. Zaikin's salary for twelve (12) months or one half (1/2) of the remaining term of the agreement whichever is greater.

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

Additionally, Ms. Pochapski has the right under her employment agreement to receive stock options in the Company. Under the 2003 plan, Ms. Pochapski had the right to purchase 100,000 shares of the authorized and unissued $0.001 par value restricted stock of the Company for an exercise price of $0.14, which options were exercised by Ms. Pochapski in February 2006. Under the 2004 plan Ms. Pochapski has the right to purchase 100,000 shares at an exercise price of $0.20 per share, under the 2005 plan, Ms. Pochapski has the right to purchase 100,000 shares at an exercise price of $0.60 per share and under the 2006 plan, Ms. Pochapski has the right to purchase 100,000 shares at an exercise price of $0.60 per share. Ms. Pochapski's stock option plan continues until her employment contract ends, giving her the right to purchase 10,000 shares of common stock as of January 1, of each year, and 7,500 shares on the first date of each month thereafter, up to a maximum of 100,000 shares per year, with exercise prices as follows: for 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. All stock options received by Ms. Pochapski will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Ms. Pochapski are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

Under Ms. Pochapski's employment agreement, if she is terminated without cause by the Company or if Ms. Pochapski herself terminates her employment for a reasonable basis, defined as: (A) a material breach of the agreement by the Company, provided that she gives written notice of such default to the Company and if within thirty days after receipt of such notice, the Company has not cured such default; or (B) termination of her employment by the Company without cause during the term of the agreement; or (C) a reduction in her salary, except to the extent that a majority of the other executive officers of the Company incur reductions of salary that average no less than the percentage reduction incurred by her; or (E) her termination of the her employment within 12 months after a "Change in Control," of the Company, as defined in the employment agreement; the Company shall, in exchange for an execution and general release and waiver of claims against the Company by Ms. Pochapski, continue to pay as severance Ms. Pochapski's salary for twelve (12) months or one half (1/2) of the remaining term of the agreement whichever is greater.

On September 1, 2005, the Company entered into an "Amendment to the Employment Agreement Dated August 1, 2003" ("Amended Employment Agreement") with Elena Pochapski. Pursuant to the terms of the Amended Employment Agreement, Ms. Pochapski agreed to forgive $50,000 of salary which she was owed for services rendered under her employment agreement, in return for the Company issuing her 400,000 shares of the Company's restricted common stock. Additionally, Ms. Pochapski agreed to postpone the payment of the remaining $84,707 which she was owed in connection with her employment agreement from the period from August 1, 2003 to August 30, 2005, until such time as the Company has sufficient profits to pay the amount in cash either partially or in full. The Amended Employment Agreement also set Ms. Pochapski's annual salary for the period from September 1, 2005 until August 30, 2006 at CDN $75,000, after which time her salary will return to the amounts listed in her August 1, 2003 employment agreement, depending on the financial condition of the Company. The Amended Employment Agreement also provided for the Company to pay Ms. Pochapski a monthly allowance of CDN $500 in consideration for her using her personal automobile for Company related services.

Oleg V. Zhuravlev, Director

Oleg V. Zhuravlev, the President and Chief Executive Officer of ZNG, the Company's subsidiary, and a Director of the Company has the right to receive stock options in the Company pursuant to a Stock Option Agreement, which grants him options to purchase shares of the Company's common stock under stock plans relating to various years of his employment. Under the 2003 stock option plan, Mr. Zhuravlev has the right to purchase all or any part of 200,000 shares of the authorized and unissued $.001 par value restricted common stock of the Company at an exercise price of $0.14 per share. Additionally under the 2004 and 2005 plans, Mr. Zhuravlev has the right to purchase 200,000 shares of the Company's common stock at the exercise prices of $0.20 per share and $0.60 per share, respectively. Under the 2006 plan, Mr. Zhuravelev has the right to purchase 200,000 shares of common stock at an exercise price of $0.60 per share. Mr. Zhuravlev's stock option plan continues until his employment with the Company ends, giving him the right to purchase 20,000 shares of common stock as of January 1, of each year, and 15,000 shares on the first date of each month thereafter, up to a maximum of 200,000 shares, with exercise prices as follows: for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. All stock options received by Mr. Zhuravlev will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Zhuravlev are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

Vladimir V. Eret, Director

Vladimir V. Eret is employed as the Chief Operating Officer of ZNG, and a Director of the Company. Mr. Eret has the right to receive stock options in the Company pursuant to a Stock Option Agreement, which grants him options to purchase shares of the Company's common stock under stock plans relating to various years of his employment. Under the 2004 plan, Mr. Eret has the right to purchase 84,000 shares of common stock at $0.60 per share and under the 2005 plan, Mr. Eret has the right to purchase 84,000 shares of common stock at $0.60 per share. Under the 2006 plan, Mr. Eret has the right to purchase 84,000 shares of common stock at an exercise price of $0.60 per share. Mr. Eret's stock option plan continues until his employment with the Company ends, giving him the right to purchase 7,000 shares of common stock as of January 1, of each year, and 7,000 shares on the first date of each month thereafter, up to a maximum of 84,000 options per year, with exercise prices as follows: for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. All stock options received by Mr. Eret will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Eret are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

Sergey Potapov, Director

Sergey Potapov, the Vice President of ZNG and a Director of the Company has the right to purchase stock options in the Company pursuant to a Stock Option Agreement, which grants him options to purchase shares of the Company's common stock under stock plans relating to various years of his employment. Under the 2004 plan, Mr. Eret has the right to purchase 84,000 shares of common stock at $0.60 per share and under the 2005 plan, Mr. Eret has the right to purchase 84,000 shares of common stock at $0.60 per share. Under the 2006 plan, Mr. Potapov has the right to purchase 84,000 shares of common stock at an exercise price of $0.60 per share. Mr. Potapov's stock option plan continues until his employment ends, giving him the right to purchase 7,000 shares of common stock as of January 1, of each year, and 7,000 shares on the first date of each month thereafter, up to a maximum of 84,000 options per year, with exercise prices as follows: for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. All stock options received by Mr. Potapov will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Potapov are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

Tim Peara, Director

Tim Peara, a Director of the Company has the right to purchase stock options in the Company pursuant to a Stock Option Agreement. Under his Stock Option Agreement, Mr. Peara has the right to purchase 100,000 shares of the Company's common stock at an exercise price of $0.60 per share during the year ended December 31, 2005. Mr. Peara has the right to purchase 100,000 shares of the Company's common stock at an exercise price of $0.60 per share during the year ended December 31, 2006. Mr. Peara's stock option plan continues until his employment is terminated or ends, giving him the right to purchase 10,000 shares of common stock as of January 1, of each year, and 7,500 shares on the first date of each month thereafter, up to a maximum of 100,000 shares per year, with exercise prices as follows: for 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. All stock options received by Mr. Peara according to the above will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Peara are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

Additionally, Mr. Peara was granted 100,000 options to purchase shares of the Company's common stock at $0.30 per share in consideration for consulting services provided to the Company prior to his election as a Director of the Company (the "Consulting Options"). One half or 50,000 shares of the Consulting Options were to expire at 5:00 p.m. (Eastern Standard Time) on May 1, 2006, however those options were exercised by Mr. Peara prior to expiring, and one half or 50,000 of the Consulting Options expire at 5:00 p.m. (Eastern Standard Time) on May 1, 2007, if not exercised prior to those dates.

Additionally, pursuant to an agreement between Alternative Energy Finance and the Company, Timothy Peara, our Director and the managing Director of Alternative Energy Finance, receives compensation based on the total investment made by Baltic in the Joint Venture described in greater detail below under “Certain Relationships and Related Transactions.”

[Remainder of page left intentionally blank.]

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

Name And				Other Annual	Restricted		Total
Principal	Fiscal			Compen-	Stock	Options/	Compen-
Position (1)	Year	Salary	Bonus ($)	sation	Awards	Sars	sation

David Zaikin	2006	$0(2)	--	--	$504,000(3)	(4)	$504,000
CEO and	2005	$50,000(2)	--	--	(2)	(4)	$50,000
Chairman	2004	$75,000				(4)	$75,000

Shakeel Adam	2004(5)	$37,500	--	--	--	--	$37,500
CEO
(Sept. 1, 2003-
July 31, 2004)

Elena Pochapski	2006	$74,920	(6)	--	$72,000(6)	(7)	$146,920
CFO and	2005	$71,083(8)	--	--	(8)	(7)	$71,083
Director	2004	$75,000	--	--		(7)	$75,000

Oleg V.	2006	$0	(9)	--	$36,000(9)	(10)	$36,000
Zhuravlev	2005(11)	$30,587				(10)	$30,587
Director	2004(11)	$285				(10)	$285

Vladimir	2006	$0	(12)	--	$14,400(12)	(13)	$14,400
Eret
Director

Sergei	2006	$0	(14)	--	$14,400(14)	(15)	$14,400
Potapov
Director

Timothy	2006	$35,000(16)	(17)	--	$28,800(17)	$4,454	$68,254
Peara						(18)(16)
Director

Salaries above do not include perquisites and other personal benefits in amounts less than an aggregate of 10% of the individuals salaries listed above.

(1) Other than the individuals listed above, the Company has no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last three (3) fiscal years. No executive employee listed above received any LTIP payouts over the past three (3) years.

(2) On August 16, 2005, David Zaikin, the Company's Chief Executive Officer agreed to forgive $62,500, which represented a part of his accrued salary to date, in return for the issuance of 500,000 restricted shares of the Company's common stock, which shares are not included in the table above, because they were issued in consideration for previous debts owed to Mr. Zaikin. Mr. Zaikin also agreed to stop accruing salary until such time as the Company has sufficient monies to pay such salary, beginning in September 2005. Mr. Zaikin accrued $50,000 of salary for the year ended December 31, 2005 and $0 of salary for the year ended December 31, 2006. In January 2007, Mr. Zaikin informed us of his request to withdraw his previous request to not accrue salary and to once again accrue salary moving forward until such time as we have sufficient funds to repay such accrued salary. On January 25, 2007, we approved an annual salary of $180,000 (plus a performance based bonus to be determined by the Board of Directors at the end of the 2007 fiscal year) for our Chief Executive Officer and Director, David Zaikin for the 2007 fiscal year.

(3) Represents 350,000 restricted shares of common stock issued to Mr. Zaikin in February 2007, in consideration for services rendered to the Company during the 2006 fiscal year, which shares were valued at $504,000.

(4) Mr. Zaikin was granted 100,000 options to purchase shares of our common during each of the fiscal years ended 2006, 2005 and 2004, pursuant to a Stock Option Agreement he entered into with us in 2003. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Mr. Zaikin, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Mr. Zaikin during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. In December 2006, Mr. Zaikin exercised 52,500 options of his 2006 options to purchase shares of our common stock for aggregate consideration of $31,500, which amount was previously owed to Mr. Zaikin in accrued salary and which amount was forgiven by Mr. Zaikin in consideration for the exercise of the options.

(5) Shakeel Adam was no longer employed by the Company as of July 31, 2004. Mr. Adam's salary accrued for 2004 is listed as the total for the period January 1, 2004 to July 31, 2004. All of Mr. Adam's options terminated on October 31, 2004.

(6) Represents the value of 50,000 restricted shares of common stock issued to Ms. Pochapski in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $72,000.

(7) Ms. Pochapski was granted 100,000 options to purchase shares of our common during each of the fiscal years ended 2006, 2005 and 2004, pursuant to a Stock Option Agreement she entered into with us in 2003. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Ms. Pochapski, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Ms. Pochapski during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. In February 2006, Ms. Pochapski exercised 100,000 options to purchase shares of our common stock for aggregate consideration of $14,000.

(8) On September 1, 2005, the Company entered into an "Amendment to the Employment Agreement Dated August 1, 2003" ("Amended Employment Agreement") with its Director and Chief Financial Officer, Elena Pochapski. Pursuant to the terms of the Amended Employment Agreement, Ms. Pochapski agreed to forgive $50,000 of salary which she was owed for services rendered under her employment agreement, in return for the Company issuing her 400,000 shares of the Company's restricted common stock. The value of the 400,000 shares issued to Ms. Pochapski is not included in the table above, because those shares were issued in consideration for debts previously owed to Ms. Pochapski. Additionally, Ms. Pochapski agreed to postpone the payment of the remaining $84,707 which she is owed in connection with her employment agreement from the period from August 1, 2003 to August 30, 2005, until such time as the Company has sufficient profits to pay the amount in cash either partially or in full. The Amended Employment Agreement also set Ms. Pochapski's annual salary for the period from September 1, 2005 until August 30, 2006 at CDN $75,000, after which time her salary will return to the amounts listed in her August 1, 2003 employment agreement, depending on the financial condition of the Company as of December 31, 2005, for the years ended December 31, 2005, 2004 and 2003.

(9) Represents the value of 25,000 restricted shares of common stock issued to Mr. Zhuravlev in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $36,000.

(10) Mr. Zhuravlev was granted 100,000 options to purchase shares of our common during each of the fiscal years ended 2006, 2005 and 2004, pursuant to a Stock Option Agreement he entered into with us in 2004. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Mr. Zhuravlev, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Mr. Zhuravlev during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above.

(11) All salary listed for Mr. Zhuravlev for the years ended December 31, 2005, 2004 and 2003 were paid in full. Mr. Zhuravlev forgave any unpaid amounts of his salary for the years ended December 31, 2005, 2004 and 2003 in connection with the Company's entry into the Joint Venture.

(12) Represents the value of 10,000 restricted shares of common stock issued to Mr. Eret in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $14,400.

(13) Mr. Eret was granted 84,000 options to purchase shares of our common stock during each of the fiscal years ended 2006, 2005 and 2004, pursuant to a Stock Option Agreement he entered into with us in 2004. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Mr. Eret, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Mr. Eret during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above.

(14) Represents the value of 10,000 restricted shares of common stock issued to Mr. Potapov in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $14,400.

(15) Mr. Potapov was granted 84,000 options to purchase shares of our common stock during each of the fiscal years ended 2006, 2005 and 2004, pursuant to a Stock Option Agreement he entered into with us in 2004. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Mr. Potapov, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Mr. Potapov during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above.

(16) Mr. Peara’s salary and option awards in the table above, do not include amounts paid by us to Alternative Energy Finance Ltd., which Mr. Peara is the Managing Director of, which amounts are described in greater detail herein, as those fees and options were not paid to Mr. Peara in consideration for his services to the Company as a Director.

(17) Represents the value of 20,000 restricted shares of common stock issued to Mr. Peara in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $28,000.

(18) Mr. Peara was granted 100,000 options to purchase shares of our common stock during each of the fiscal years ended 2006 and 2005, pursuant to a Stock Option Agreement he entered into with us in 2004. The exercise price of those options for the years ended December 31, 2006 and 2005, were $0.60 and $0.20 per share, respectively.

The value of the options granted during 2006 was approximately $4,454. All unexercised options expire on December 31st of the fourth year after they were granted.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

The members of our Board of Directors each receive yearly option grants pursuant to Option Agreements which they entered into with us when they were appointed Directors of the Company. The Option Agreements and yearly option grants are described in greater detail above under “Employment and Option Agreements.” The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation provided to our executive officers in their sole determination. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives. In doing so, we attempt to align our executives’ interests with the interests of our shareholders by providing an adequate compensation package to such executives. This compensation package includes a base salary, which we believe is competitive with other companies of our relative size. Our Board of Directors reserves the right to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance in the future. This package may also include long-term, stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies, which may be similar to the stock option grants which our Directors receive.

Base Salary

The base salary of our executive officers was established by our entry into Employment Agreements with those individuals, as describe above. The salaries of those individuals were established by evaluating the range of responsibilities of their positions, as well as the anticipated impact that such individuals could have in meeting our strategic objectives. The established base salary of each individual was then benchmarked to comparable positions with that of our industry and similarly sized companies. Base salaries are adjusted to reflect the varying levels of position responsibilities and individual executive performance.

Incentive Bonus

Along with our executives’ base salaries, the Board of Directors reserves the right to give incentive bonuses to our executive officers and Directors, which bonuses the Board of Directors may grant in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, which growth is a direct result of the actions and ability of such executives in the sole discretion of the Board of Directors.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

The Company has always sought to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its customers, its employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for the Chief Executive Officer and Chief Operating Officer, as well as other executive positions) and the Company (in establishing compensation levels for all executives of the Company) considers many factors, including, but not limited to, the individual’s abilities and executed performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, contributions to the Company’s overall image and reputation in the Company’s industry, and contributions to the development of the management team and other employees.

An officer must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, and strategic decision making. In determining compensation levels, the Board of Directors may also consider: competitiveness of compensation packages relative to other comparable companies, both inside and outside of the oil and gas exploration and development industry, and the experience level of each particular individual.

Compensation levels for executive officers are generally reviewed upon the expiration of such executive’s employment and/or consulting agreements (if any), or annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below), and a “Compensation Strategy for Key Management Personnel” (set forth below), a substantial portion of which also applies to all employees of the Company.

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of: base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

Compensation Strategy for Key Management Personnel

The Company’s compensation strategy for its key management personnel is as follows:

•
Total compensation may include base salary and short-term and long-term variable incentives based on annual and long term performance, and long-term variable incentives, in each case, where appropriate.

•	Compensation will be comparable to general and industry-specific compensation practices.

•
Generally, base compensation, and targeted short and long-term variable compensation, if any, will be established within the range of compensation of similarly situated companies in the Company’s industry. The Company’s organization, size and complexity will be taken into account, and therefore similarly situated companies include companies of similar size and complexity whether or not such companies are in the Company’s industry or not.

•	When determining compensation for officers, managers and consultants, the Company takes into account the employee’s (and/or consultant’s) knowledge,

experience, past employment history and connections in the industry, including industry specific knowledge and experience, to the extent such knowledge and experience contributes to the Company’s ability to achieve its business objectives.

•	The Company reserves the right to adjust annual base salaries of employees and/or to award performance based bonuses if individual performance is at or above pre-established performance expectations.

[Remainder of page left intentionally blank.]

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act), based on 15,034,996 shares of common stock outstanding as of March 22, 2007 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Options to purchase shares of Common Stock Exercisable within the next 60 days	Total Shares of Common Stock Beneficially Owned (2)	Percent(1)
Victor Repin Kurgan City, Klimova St. 41, Russia 640020	1,400,000	1,000,000	2,400,000 (5)	15.0% (A)
David Zaikin CEO and Chairman of the Board of Directors 275 Madison Ave., 6th Floor, New York, New York 10016 (3)	1,010,000	395,000	1,405,000 (6)	9.1% (B)
Elena Pochapski CFO and Director 275 Madison Ave., 6th Floor, New York, New York 10016	455,000 (7)	347,500	802,500 (8)	5.2% (C)
Sergey Potapov Director Kurgan City Lenina St. 27/X Russia 640000	10,000	294,000	304,000 (9)	2.0% (D)
Oleg V. Zhuravlev Director Kurgan City Lenina St. 27/X Russia 640000 (4)	25,000	347,500	372,500 (10)	2.4% (E)
Vladimir Eret Director Kurgan City Lenina St. 27/X Russia 640000	10,000	294,000	304,000 (11)	2.0% (F)
Tim Peara Director 275 Madison Ave., 6th Floor, New York, New York 10016	117,500	445,141	562,641 (12)	3.6% (G)

All the Officers and Directors as a group (6 persons)	1,625,500	2,123,141	3,750,641 (4),(6),(7),(8, (9),(10))	21.9%(H)

1) The number of shares of common stock "beneficially owned" are determined under the rules of the Securities and Exchange Commission, and include any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right. Shares of common stock subject to an option or warrant currently exercisable or exercisable within sixty (60) days are deemed outstanding for computing the percentage of the person holding such option or warrant, but are not deemed outstanding for computing the percentage of any other person.

3) David Zaikin holds 400,000 of his shares in the name of WCM, Ltd, which is 100% owned by Mr. Zaikin and 810,000 shares in his own name.

4) Includes both the number of shares of common stock beneficially owned as of March 22, 2007, but also any vested options which are exercisable within the next sixty days.

5) Includes warrants to purchase 300,000 shares of our common stock at $1.00 per share, 150,000 shares of our common stock at $2.00 per share and 150,000 shares of our common stock at $2.50 per share. The warrants expire if unexercised on December 22, 2008.

6) Includes 100,000 options to purchase shares of our common stock at $0.14 per share, which vested throughout the fiscal year ended 2003, 100,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 47,500 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006 (Mr. Zaikin exercised 52,500 options in December 2006), and 47,500 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date, of which a portion had vested as of March 22, 2007, and a portion will vest over the subsequent sixty (60) day period. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

7) Includes 30,000 shares held in Mrs. Pochapski’s daughter’s name, which Mrs. Pochapski is deemed to beneficially own.

8) Includes 100,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, and 47,500 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date, of which a portion had vested as of March 22, 2007, and a portion will vest over the subsequent sixty (60) day period. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

9) Includes 84,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 84,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 84,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, and 42,000 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date, of which a portion had vested as of March 22, 2007, and a portion will vest over the subsequent sixty (60) day period. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

10) Includes 100,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006 and 47,500 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date, of which a portion had vested as of March 22, 2007, and a portion will vest over the subsequent sixty (60) day period. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

11) Includes 84,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 84,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, and 84,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, and 42,000 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date, which had vested as of March 22, 2007, and will vest over the subsequent sixty (60) day period. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

12) Includes options to purchase 50,000 shares of our common stock at an exercise price of $0.30 per share, which options expire if unexercised on May 1, 2007. Also includes certain options issuable to AEF in connection with amounts loaned to ZNG (as described in greater detail herein), including 50,068 options to purchase shares of our common stock at an exercise price of $0.63 per share, which vested on March 1, 2006 and represented options earned throughout the year ended 2005; 17,561 options to purchase shares of our common stock at an exercise price of $0.67 per share, which vested on March 31, 2006; 20,412 options to purchase shares of our common stock at an exercise price of $2.02 per share, which vested on June 30, 2006; 20,952 options to purchase shares of our common stock at an exercise price of $1.53 per share, which vested on September 30, 2006; and 38,648 options to purchase shares of our common stock at an exercise price of $1.44 per share, which vested on December 31, 2006, which options expire if unexercised on the third anniversary of the date they were granted. Finally, the amount listed above includes 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006 and 47,500 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date of which a portion had vested as of March 22, 2007, and a portion will vest over the subsequent sixty (60) day period, which options were granted pursuant to his Directors stock option plan. All Director options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

A) Using 16,034,996 shares outstanding, assuming the exercise of all 1,000,000 options held by Mr. Repin.

B) Using 15,429,996 shares outstanding, assuming the exercise of all 395,000 options held by Mr. Zaikin.

C) Using 15,382,496 shares outstanding, assuming the exercise of all 347,500 options held by Ms. Pochapski.

E) Using 15,328,996 shares outstanding, assuming the exercise of all 294,000 options held by Mr. Potapov.

E) Using 15,382,496 shares outstanding, assuming the exercise of all 347,500 options held by Mr. Zhuravlev.

F) Using 15,328,996 shares outstanding, assuming the exercise of all 294,000 options held by Mr. Eret.

G) Using 15,480,137 shares outstanding, assuming the exercise of all 445,141 options held by Mr. Peara.

H) Using 17,158,137 shares outstanding, assuming the exercise of all 2,123,141 options held collectively by our officers and Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2005, the Company’s Board of Directors adopted Amended Bylaws of the Company, which Amended Bylaws are attached hereto as Exhibit 3.9.

On August 16, 2005, David Zaikin, the Company's Chief Executive Officer, President and a Director of the Company agreed to forgive $62,500, which represented a part of his salary, which he had accrued in return for the issuance of 500,000 restricted shares of the Company's common stock.

On September 1, 2005, the Company entered into an "Amendment to the Employment Agreement Dated August 1, 2003" ("Amended Employment Agreement") with its Director and Chief Financial Officer, Elena Pochapski. Pursuant to the terms of the Amended Employment Agreement, Ms. Pochapski agreed to forgive $50,000 of salary which she was owed for services rendered under her employment agreement, in return for the Company issuing her 400,000 shares of the Company's restricted common stock. Additionally, Ms. Pochapski agreed to postpone the payment of the remaining $84,707 which she is owed in connection with her employment agreement from the period from August 1, 2003 to August 30, 2005, until such time as the Company has sufficient profits to pay the amount in cash either partially or in full. The Amended Employment Agreement also set Ms. Pochapski's annual salary for the period from September 1, 2005 until April 2006 at CDN $75,000, after which time her salary will return to the amounts listed in her August 1, 2003 employment agreement, depending on the financial condition of the Company. The Amended Employment Agreement also provided for the Company to pay Ms. Pochapski a monthly allowance of CDN $500 in consideration for her using her personal automobile for Company related services.

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

We previously agreed to issue Alternative Energy Finance Ltd. ("AEF"), of which Tim Peara is the Managing Director as well as a Director of the Company, certain warrants in connection with Mr. Peara introducing the parties who formed the joint venture. Pursuant to an agreement between AEF and the Company, AEF will receive compensation based on the total investment made by Baltic Petroleum Ltd. in the Joint Venture. This compensation included a commission of approximately $18,024 (1% of Baltic's first $1,802,441 investment in the Joint Venture), which amount has not been paid as of the date of this filing, and 50,068 options to purchase shares of our common stock at $0.63 per share which were granted to Mr. Peara on March 6, 2006 and a commission of $6,673 (1% of Baltic's $667,313 investment in the Joint Venture in the first quarter of 2006), which amount has not been paid to AEF to date and 17,561 options to purchase shares of our common stock at $0.67 per share for the first quarter of 2006, which were granted to Mr. Peara on March 31, 2006, which options contain a cashless exercise provision.

On June 30, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 20,412 shares of our common stock at an exercise price of $2.02, which warrants contained a cashless exercise feature. The warrants expire three years from the grant date. We were also obligated to pay AEF $23,562 during the quarter ended June 30, 2006 (equal to 1% of Baltic's $2,356,153 investment in the Joint Venture in the second quarter of 2006), which amount has not been paid to AEF to date.

On September 30, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 20,952 shares of our common stock at an exercise price of $1.53 per share, which warrants contained a cashless exercise feature. The warrants expire three years from the grant date. We were also obligated to pay AEF $18,303 during the quarter ended September 30, 2006 (equal to 1% of Baltic's $1,830,292 investment in the Joint Venture in the third quarter of 2006), which amount has not been paid to AEF to date.

On December 29, 2006, we issued 52,500 shares of common stock to our Chief Executive Officer, David Zaikin, in consideration for and in connection with Mr. Zaikin’s exercise of 52,500 of his 2006 stock options to purchase shares of our common stock at an exercise price of $0.60 per share

On December 22, 2006, the Company's Chief Executive Officer, President and Director, David Zaikin transferred 25,000 shares of the Company's restricted common stock which he held to the Jewish Russian Community Center of Toronto, Ontario, Canada (the "JRCC"). The shares were transferred to the JRCC as a charitable donation from Mr. Zaikin personally.

On December 22, 2006, the Company's Chief Financial Officer and Director, Elena Pochapski, transferred 20,000 shares of the Company's restricted common stock which she held to the JRCC. The shares were transferred to the JRCC as a charitable donation from Ms. Pochapski personally.

On December 31, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 38,648 shares of our common stock at an exercise price of $1.44 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We were also obliged to pay AEF $31,794 during the three months ended December 31, 2006 (equal to 1% of Baltic’s approximately $3,197,400 investment in the Joint Venture in the fourth quarter of 2006); which amount has not been paid to date.

As of December 31, 2006, we owed approximately $98,066 to AEF in connection with AEF's introduction of the parties of the Joint Venture, as described above, $60,209 to Mr. Peara in accrued Directors fees and approximately $4,703 to Mr. Peara in various travel related expenses.

On January 25, 2007, our Board of Directors approved the issuance of an aggregate of 465,000 shares of our restricted common stock to our current officers and Directors in consideration for services rendered to the Company during the year ended December 31, 2006, as follows:

o
350,000 shares of our restricted common stock to David Zaikin, our Chief Executive Officer and Director, which compensation was granted by our Board of Directors in its sole discretion, even though Mr. Zaikin had previously agreed not to be paid or accrue any salary for fiscal 2006;

o	50,000 shares of our restricted common stock to Elena Pochapski, our Chief Financial Officer and Director;
o	20,000 shares of our restricted common stock to Timothy Peara, our Director;
o	25,000 shares of our restricted common stock to Oleg Zhuravlev, our Director;
o	10,000 shares of our restricted common stock to Vladimir Eret, our Director; and
o	10,000 shares of our restricted common stock to Sergei Potapov, our Director.

On January 25, 2007, we approved an annual salary of $180,000 (plus a performance based bonus to be determined by the Board of Directors at the end of the 2007 fiscal year) for our Chief Executive Officer and Director, David Zaikin for the 2007 fiscal year. On January 31, 2007, Mr. Zaikin notified us that effective February 1, 2007, he was withdrawing his previous request to not accrue any salary until we had sufficient funds to pay such salary (September 2005), and instead requested that we pay him his 2007 salary if funds were available for such payments and/or that we accrue such salary until we have sufficient funds to repay him any accrued amounts.

On January 26, 2007, the Company's Chief Executive Officer, President and Director, David Zaikin transferred 25,000 shares of the Company's restricted common stock which he held to the Toronto Jewish Academy Ohr Menahem (“TJA”). The shares were transferred to the TJA as a charitable donation from Mr. Zaikin personally.

On January 26, 2007, the Company's Chief Financial Officer and Director, Elena Pochapski transferred 30,000 shares of the Company's restricted common stock which she held to her daughter, which shares she is deemed to beneficially own, and which shares have been included in her beneficial ownership listed throughout this report.

ITEM 13. EXHIBITS

(a) EXHIBITS

Exhibit No.	Description of Exhibit

3.1 (1)	Original Articles of Incorporation of the Company then called "Advanced Rehab Technology Corporation."

3.2 (2)	Certificate of Amendment to the Company's Articles of Incorporation filed March 9, 2001, changing the Company's name to "Talking Cards, Inc."

3.3 (2)	Certificate of Amendment to the Company's Articles of Incorporation filed February 12, 2002, changing the Company's name to "Osterking Incorporated."

3.4 (2)	Certificate of Amendment to the Company's Articles of Incorporation filed December 3, 2002, changing the Company's name to "17388 Corporation Inc."

3.5 (2)	Certificate of Amendment to the Company's Articles of Incorporation filed May 5, 2003, changing the Company's name to "Trans Energy Group Inc."

3.6 (2)	Certificate of Amendment to the Company's Articles of Incorporation filed December 3, 2003, changing the Company's name to "Siberian Energy Group Inc."

3.7 (2)
Certificate of Amendment to the Company's Articles of Incorporation filed April 25, 2005, affecting a 1:2 reverse stock split, re-authorizing 100,000,000 shares of common stock, par value $0.001 per share, and authorizing 10,000,000 shares of preferred stock, par value $0.001 par value per share

3.8 (1)	Bylaws

3.9*	Amended and Restated Bylaws

10.1(3)	David Zaikin Employment Agreement

10.2(3)	Elena Pochapski Employment Agreement

10.3(3)	Oleg V. Zhuravlev Employment Agreement

10.4(3)	Sergey Potapov Employment Agreement

10.5(3)	Vladimir Eret Employment Agreement

10.6(3)	David Zaikin Stock Option Agreement

10.7(3)	Oleg V. Zhuravlev Stock Option Agreement

10.8(3)	Oleg V. Zhuravlev Employment Agreement ZNG

10.9(3)	Elena Pochapski Stock Option Agreement

10.10(3)	Sergey Potapov Stock Option Agreement

10.11(3)	Sergey Potapov Employment Agreement ZNG

10.12(3)	Vladimir Eret Stock Option Agreement

10.13(3)	Vladimir Eret Employment Agreement ZNG

10.14(3)	Contract to purchase 51% of ZNG

10.15(3)	Contract to purchase 49% of ZNG

10.16(3)	Amendment to contract to purchase 49% of ZNG

10.17(3)	Amendment to David Zaikin Employment Agreement

10.18(4)	Exploratory Contract with Bashneftegeofizika

10.19(4)	Exploratory Contract with Bazhenov Geophysical Expedition

10.20(4)	Consulting Contract with GeoData Consulting

10.21(4)	Exploration License for West-Suersky Block

10.22(4)	Exploration License for Mokrousovsky Block

10.23(4)	Exploration License for Privolny Block

10.24(4)	Exploration License for Orlovo-Pashkovsky Block

10.25(5)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.26(5)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.27(5)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.28(5)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.29(5)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.30(6)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.31(6)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.32(6)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.33 (6)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.34 (6)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.35 (7)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.36 (7)	Agreement with Business - Standard (translated from Russian version)

10.37 (7)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.38 (7)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.39 (7)	Deed of Amendment between ZNG and BP

10.40 (7)	Deed of Amendment between the Company and BP

10.41 (8)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P)Limited and Zauralneftegaz Limited dated October 14, 2005

10.42 (9)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.43 (9)	Form of Waiver Agreement

10.44(10)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.45(10)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.46(10)	Deed of Release

10.47(10)	Release of Pledge

10.48(10)	Guarantee

10.49(10)	Debenture

10.50(10)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.51(10)	Sale and Purchase Agreement

10.52(12)	Option Agreement with Key Brokerage

10.53(12)	Warrant Agreement with Key Brokerage

10.54(13)	July 26, 2006 Deed of Agreement

10.55(14)	Consulting Agreement with Business Standard

10.56*	Addition to the Loan Agreement of November 9, 2005

10.57*	Gross Overriding Royalty Agreement

21.1*	Subsidiaries of the Company

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(11)	Glossary

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

(5) Filed as Exhibit 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company's Form 8-K filed with the Commission on May 20, 2005, and incorporated herein by reference.

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

(10) Filed as Exhibits to our Report on Form 8-K, filed with the Commission on December 2, 2005, and incorporated herein by reference.

(11) Filed as Exhibit 99.1 to our Report on Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference.

(12) Filed as Exhibits to our Report on Form 8-K, filed with the Commission on September 19, 2006, and incorporated herein by reference.

(13) Filed as an Exhibit to our Report on Form 10-QSB, filed with the Commission on November 14, 2006, and incorporated herein by reference.

(14) Filed as an Exhibit to our Form 8-K filed with the Commission on February 20, 2007, and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during the period covered by this report:

o	October 23, 2006 - To report that ZNG had received results of the 2D Seismic analysis conducted on its licensed blocks.

o	October 25, 2006 - To further report the results of ZNG's 2D Seismic analysis conducted on its licensed blocks.

o	November 6, 2006 - To report ZNG's plans for drilling in its licensed blocks.

o	December 21, 2006 - To report our entry into an Interest Purchase Agreement with Key Brokerage, LLC, whereby we purchased 100% of the outstanding stock of Kondaneftegaz LLC.

We filed the following reports on Form 8-K subsequent to the period covered by this report:

o	February 20, 2007 - To report that the Company’s Board of Directors agreed to seek a listing on the Frankfurt Exchange.

o
February 20, 2007 - To report the Company’s entry into a Consulting Agreement with Business Standard, and the issuance of various shares of restricted common stock to officers, directors and consultants of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $22,800 and $21,200, respectively.

Audit Related Fees

None.

Tax Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $2,100 and $7,000, respectively.

All Other Fees

Additionally, our principal accountant billed us $1,150 during the year ended December 31, 2005, for the review of our Form SB-2 Registration Statement. There were no other fees billed by our principal accountant other than those disclosed above for the year ended December 31, 2006.

[Remainder of page left intentionally blank.]

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: April 2, 2007                                                                         By: /s/ David Zaikin
David Zaikin
Chief Executive Officer

DATED: April 2, 2007                                                                          By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                                                               TITLE                                                                          DATE

/s/ David Zaikin                                                                     Chief Executive Officer                                                  April 2, 2007
David Zaikin                                                             and Chairman of the Board of Directors
                                                                                            (Principal Executive Officer)

/s/ Elena Pochapski                                                              Chief Financial Officer                                                    April 2, 2007
Elena Pochapski                                                                           and Director
                                                                                          (Principal Financial Officer)

/s/ Oleg V. Zhuravlev                                                                      Director                                                                 April 2, 2007
Oleg V. Zhuravlev

/s/ Sergey Potapov                                                                          Director                                                                 April 2, 2007
Sergey Potapov

/s/ Vladimir V. Eret                                                                           Director                                                                  April 2, 2007
Vladimir V. Eret