Form 10QSB/A
period 2007-03-31
Siberian Energy Group Inc.
filed 2007-05-15
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(212) 828-3011
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 10, 2007, 15,034,961, shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Traditional Small Business Disclosure Format (Check One): Yes [   ] No [X].

This Amended Form 10-QSB is being filed by the Registrant to include dated signatures of its Chief Executive Officer under "Signatures" below and its Chief Executive Officer and Chief Financial Officer under Exhibits 31.1, 32.1, 31.2, and 32.2, attached hereto.  This Amended Form 10-QSB also corrects various formatting errors which were present in our Form 10-QSB for the period ended March 31, 2007, as originally filed.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIBERIAN ENERGY GROUP INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of March 31, 2007, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2007 and 2006, and the cumulative period of development stage activity (January 1, 2003 through March 31, 2007). These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2007, we included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
May 10, 2007

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets
	(Unaudited)
	March 31,	December 31,
	2007	2006

Assets
Current assets:
Cash	$8,920	$1,435
Management fee receivable	55,000	110,000
Prepaid expenses and other	171,281	5,272
	235,201	116,707

Investment in joint venture	-	-

Oil and gas properties, unproved	2,700,000	2,700,000

Property and equipment, net	2,489	2,565

	$2,937,690	$2,819,272

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$322,357	$362,166
Related party - Baltic Petroleum, interest at 14%	52,113	50,615
Others	214,108	459,561
Accrued payroll	357,698	1,011,788
	946,276	1,884,130

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
15,093,095 and 14,112,961 issued and outstanding	15,093	14,113
Additional paid-in capital	7,960,247	6,593,829
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(5,527,663)	(5,218,570)
Accumulated other comprehensive income (loss)	(6,478)	(4,445)
	1,991,414	935,142

	$2,937,690	$2,819,272

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Operations			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			March 31,
For the three months ended March 31,	2007	2006	2007

Revenues and other income:
Management fees from joint venture	$ 165,000	$ 75,000	$ 600,000
Gain from entrance into joint venture	-	-	364,479
Other	-	-	6,382
	165,000	75,000	970,861

Expenses:
Salaries	83,643	33,311	1,961,710
Professional and consulting fees	202,388	155,716	2,852,034
Rent and occupancy	12,385	9,737	188,628
Depreciation and amortization	82	86	102,799
Finance charges and interest	1,499	3,848	59,875
Marketing and other	174,096	191,491	1,333,478
Total expenses	474,093	394,189	6,498,524

Loss before income taxes	309,093	319,189	5,527,663

Provision for income taxes (benefit)	-	-	-

Net loss (development stage)	$ 309,093	$ 319,189	$ 5,527,663

Basic and diluted loss per common share	$ (0.02)	$ (0.03)	$ (0.61)

Weighted average number of basic and diluted
common shares outstanding	14,241,408	11,621,219	9,066,626

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through March 31, 2007

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital

Balance, January 1, 2003 (pre-development stage)	4,902,886	$ 4,903	$ 430,195

Loss for the year - 2003	-	-	-

Shares issued in acquisition (ZNG)	1,000,000	1,000	(1,000)

Balance, December 31, 2003	5,902,886	$ 5,903	$ 429,195

Loss for the year - 2004	-	-	-

Foreign currency translation adjustment	-	-	-

Shares issued in acquisition (ZNG)	3,450,000	3,450	746,550

Shares issued for professional services	50,000	50	9,950

Other	-	-	34,426

Balance, December 31, 2004	9,402,886	$ 9,403	$ 1,220,121

Loss for the year - 2005	-	-	-

Foreign currency translation adjustment	-	-	-

Shares issued for professional services	385,000	385	138,365

Shares issued for accrued salaries	1,700,000	1,700	210,800

Warrants granted for professional services	-	-	217,000

Balance, December 31, 2005	11,487,886	$ 11,488	$ 1,786,286

Loss for the year - 2006	-	-	-

Foreign currency translation adjustment	-	-	-

Shares issued for employee stock option plan and warrants	195,000	195	45,305

Shares issued for geological data	1,900,000	1,900	2,235,100

Shares issued for professional services	1,139,499	1,140	1,685,351

Warrants granted for professional services	-	-	841,177

Shares cancelled	(609,424)	(610)	610

Balance, December 31, 2006	14,112,961	$ 14,113	$ 6,593,829

Loss for three months - 2007

Foreign currency translation adjustment

Shares issued for geological data	200,000	200	285,800

Shares issued for professional services	780,134	780	1,080,618

Balance, March 31, 2007	15,093,095	$ 15,093	$ 7,960,247

See accompanying notes.

	Accumulated
	Other
Accumulated	Comprehensive		Comprehensive
Deficit	Income (Loss)	Total	Loss

$ (449,785)	$-	$(14,687)

(422,516)	-	(422,516)	$(422,516)

-	-	-

$ (872,301)	-	$(437,203)

(833,567)	-	(833,567)

-	(53,120)	(53,120)	$(886,687)

-	-	750,000

-	-	10,000

-	-	34,426

$ (1,705,868)	$(53,120)	$(529,464)

(882,151)		(882,151)

-	50,614	50,614	$(831,537)

-	-	138,750

-	-	212,500

-	-	217,000

$ (2,588,019)	$(2,506)	$(792,751)

(3,080,336)	-	(3,080,336)

-	(1,939)	(1,939)	$(3,082,275)

-	-	45,500

-	-	2,237,000

-	-	1,686,491

-	-	841,177

-	-	-

$ (5,668,355)	$(4,445)	$935,142

(309,093)		(309,093)

	(2,033)	(2,033)	$(311,126)
-
		286,000
-
		1,081,398

$ (5,977,448)	$(6,478)	$1,991,414

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			March 31,
For the three months ended March 31,	2007	2006	2007

Cash flows from operating activities:
Net loss (development stage)	$(309,093)	$(319,189)	$(5,527,663)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	82	86	102,799
Common stock and warrants issued
for professional services and salaries	1,367,398	193,000	4,233,816
Gain from entrance into joint venture	-	-	(364,479)
Changes in other current assets and current liabilities:
Prepaid expenses and other assets	(111,015)	(50,000)	(379,679)
Accounts payable and accrued expenses	(937,854)	152,658	2,937,114
Net cash flows from (for) operating activities	9,518	(23,445)	1,001,908

Cash flows from investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(4,231)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net cash flows for investing activities	-	-	(1,128,936)

Cash flows from financing activities:
Net proceeds from demand loan	-	-	62,500
Common stock issued for employee stock option plan	-	14,000	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	-	14,000	142,426

Effect of exchange rates on cash	(2,033)	(821)	(6,478)

Net increase (decrease) in cash	7,485	(10,266)	8,920

Cash - beginning	1,435	11,551	-

Cash - ending	$8,920	$1,285	$8,920

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Siberian Energy Group Inc. (the Company) include the accounts of the Company and its 100% owned subsidiaries. These financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC) interim reporting, and do not include all of the information and note disclosures required by generally accepted accounting principles. These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial positions, results of operations, and cash flows for the periods presented. Accounting policies used in fiscal 2007 are consistent with those used in the cumulative period of Development Stage Activity - January 1, 2003 through March 31, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. Interim operating results are not necessarily indicative of operating results for any future interim period or the full year.

2. The Company and Description of Business:

Through October 14, 2005, the Company operated through its wholly owned subsidiary, Zaural Neftegaz (ZNG). ZNG is engaged in the business of exploiting and developing certain oil and gas and other petroleum products licenses issued by Russia’s Kurgan Provincial Government for the Eastern part of Kurgan Province. ZNG has its principal place of business in Kurgan City, Kurgan Province, Russia, and is the sole and exclusive owner of the exploration licenses.

On October 14, 2005, the Company entered into a joint venture agreement with a third party, Baltic Petroleum Limited (Baltic). The Company transferred 100% of its ownership interest in ZNG to the joint venture (the Joint Venture) and transferred 50% of the Joint Venture interest to Baltic for $175,000 and the agreement by Baltic to provide future funding to the Joint Venture as detailed in a Joint Venture Shareholders' Agreement. Operations of the Joint Venture, which is currently drilling its first well on Privolny block and continues geological exploration works throughout the territory of its seven licenses covering in total 1 million acres, are funded via loans provided to the Joint Venture and ZNG by a financing company wholly owned by Baltic. Loans are guaranteed by the Joint Venture’s holdings in ZNG. As of March 31, 2007 the total amounts provided through such loans to the Joint Venture and ZNG were equal to $13.6 million plus accrued interest of approximately $1.4 million.

In connection with the current program of seismic studies and drilling of the first four wells in the ZNG’s license blocks, additional funds were raised by Baltic’s parent through a placement of shares. It is anticipated that the Joint Venture and ZNG will enter into new loan agreements for approximately $10.6 million covering drilling and geological works through the end of 2007. The loans will not be dilutive to the Company’s ownership in ZNG. In connection with the funding provided by Baltic, ZNG entered into a gross override royalty agreement with Baltic.

Additional details surrounding the Company’s involvement in the Joint Venture follow:

•	During the arrangement, the Company will receive a monthly management fee of $25,000 from ZNG ($55,000 effective November 2006);
•	Profits from the Joint Venture are allocated 50% to the Company only after all financing of ZNG are settled with Baltic and Baltic’s financing subsidiaries;
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

Effective October 14, 2005, the Company’s investment in the Joint Venture is recorded on the equity method of accounting. Since cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of March 31, 2007 and December 31, 2006. Activities of ZNG prior to October 14, 2005 are otherwise included in the consolidated accounts of the Company in the accompanying financial statements.

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

As a result of the purchase, the Company assigned an acquisition value of $2,700,000 to the geological data assets based on both the approximate share value of the Company’s stock issued at the purchase date and the assets’ estimated value as determined by an independent appraisal prior to the acquisition. Since Konda had essentially no assets or liabilities at the purchase date, had no previous operating history, and was transferred only to facilitate the Company’s potential future operations in Russia, no value was otherwise assigned to it at acquisition.

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

3. Income Taxes:

At March 31, 2007, the Company has estimated U.S. tax net operating loss carryforwards totaling approximately $4,200,000. These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2027. No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, the $849,000 estimated cumulative tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

4. Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Shares issuable for common stock options may have had a dilutive effect on earnings per share had the Company generated income during the periods through March 31, 2007.

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

For the cumulative period ended March 31, 2007, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries. However, there can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ form the going concern basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2007.

Investors should also take note of the fact that some of the more technical terms relating to the Company's operations as described below are explained in greater detail under exhibit 99.1, incorporated by reference hereto.

BUSINESS DEVELOPMENT:

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

BUSINESS OPERATIONS:

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

From 2005 through 2007 KNG applied for a total of 15 exploration and production licenses in the Khanty-Mansiysk district of Russia. We believe that through auctions and/or tenders, KNG may obtain licenses to four of the licensed areas during the second or third quarters of 2007. We also believe four other license areas will be auctioned off during the third or fourth quarter of 2007; however, the remaining other auction/tender dates are currently undetermined.

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

In connection with the purchase of KNG, we received certain geological information, including well logs, surveys and structural maps regarding the Karabashsky zone of the Khanty-Mansiysk district, which an independent appraisal valued at approximately $2,700,000.

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

ZNG also has outstanding applications for two more parcels in the same area - Zapadno-Petukhovsky and Orlovo-Pashkovsky-2. The anticipated auction dates for these licenses are currently unknown and there can be no assurance that ZNG will be awarded the licenses to the parcels at auction.

Following detailed data collection, survey and seismic testing, ZNG will proceed with development of the most promising licenses first. As of March 2007, ZNG has performed the following research and exploration works on its licensed areas:

•
Obtained core samples from parametric wells drilled in prior years on the licensed areas and adjacent territories in the Eastern part of Kurgan region during the initial search for oil and gas in the region, and performed analysis of the data provided by the samples;

•
Completed a 2D seismic survey on the West-Suersky block (approximately 320 linear kilometers), the Privolny block (approximately 140 linear kilometers), and the Mokrousovky block (approximately 340 linear kilometers) using Bazneftgeophisica;

•	Performed gravimetric surveys on the West-Suersky block;

•
Completed approximately 2,106 linear kilometers of gas seismotomographic and geochemical surveys performed by Exotrad on the Privolny, Mokrousovsky, West-Suersky, Orlovo-Pashkovky, South-Voskresensky, Petukhovsky and Lebyazhevsky blocks Gas seismotomography is an advanced technique of combining active gas geochemistry, passive seismic and electromagnetic methods. The surveys were performed by Exotrad, a world leader in this field. Exotrad has used this technology in more than 260 projects as well as “Caspian Pipeline Consortium”; “Sakhalin-2”; and “Blue Stream” in diverse locations across Asia, Eastern Europe and the Americas;

•
Scientific and technical analysis was performed by the team of geologists, which included experts from Exploration Consultants Limited ("ECL"), a leading international oil and gas consulting firm (part of RPS Group);

•
Based on the results of the gas seismotomographic surveys and high definition 2D seismic survey shot over the geochemical anomalies found in the Privolny and Mokrousovsky blocks, two robust drilling prospects have been identified in the northern part of the Privolny block; and

Seismic Interpretation On Mokrousovsky Block

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

Drilling On The Privolny Block

Drilling of the first prospect located in the Privolny block is under way. The “Privolny-1” well is intended to provide physical data to enable the seismic survey to be correlated to the geology of the block and to better determine the subsurface structures which are present in the block. ZNG believes that this will provide an improved analysis to create a work program including the drilling of at least two more exploration wells. ZNG expects to provide a geological update during the second or third quarters of 2007, which period of time is needed to drill and process data from the 2,000 meter deep well.

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

Joint Venture

Operating activities described above are carried out through the Joint Venture Shareholders' Agreement ("Joint Venture") entered into on October 14, 2005 with Baltic Petroleum (E&P) Limited ("BP" or "Baltic") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"). The Company closed the Joint Venture and transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly owned subsidiary, ZNG. ZNG, Ltd., will, operate through ZNG and be engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union and as a result of such transfer, the Company no longer has any separate oil and gas exploration activities in Kurgan, Russia, other than through its ownership of ZNG, Ltd.

On November 9, 2005, ZNG entered into a New Loan with Caspian (the "New Loan"). Under the loan agreement, Caspian Finance Limited ("Caspian") agreed to provide a loan of up to $6,874,325 representing the assumed commitment under a prior loan equal to $1,739,658, of which ZNG had received $1,110,624 as of November 9, 2005, and a new commitment of up to $5,134,667, to be used for operations in the Kurgan region in 2005 and through the first half of 2006. The New Loan is available to ZNG until the sixth anniversary of the date of the New Loan, or November 9, 2011 (the "Term"). On January 16, 2007, ZNG entered into an “Addition to the Loan Agreement of November 9, 2005,” with Caspian, whereby ZNG agreed to increase the amount of the New Loan from $6,874,325 to $8,874,325 under the same terms and conditions as the New Loan. The New Loan had a total outstanding balance, including principal and accrued interest of $9,289,219 as of April 27, 2007.

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

The total budget for the exploration program and further seismic studies, which the Board has proposed to shoot on ZNG's Lebyazhevsky licensed block, totals approximately $8 million British pounds or $15 million US dollars. The funds were raised by BP's parent via a placement of shares. ZNG is currently in the process of entering into new loan agreements covering such funds. The loans will not be dilutive to the Company's ownership in ZNG. In connection with the funding provided by Baltic, ZNG entered into a gross override royalty agreement with Baltic, as described below under "Deed of Agreement," and “Gross Override Royalty Agreement.”

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

Gross Overriding Royalty Agreement

In December 2006, ZNG entered into a Gross Overriding Royalty Agreement (the “Royalty Agreement”) with Baltic, which was contemplated by the Deed of Agreement dated July 26, 2006, described above and entered into in connection with the addition to the New Loan, described above. The Royalty Agreement provided that ZNG would grant Baltic a gross overriding royalty interest equal to 3% of ZNG’s interest in any and all the hydrocarbons found in, produced, marketed and/or extracted from ZNG’s licensed blocks (the “Royalty”). Pursuant to the Royalty Agreement, the Royalty shall be paid free and clear of any expenses associated with the exploration and/or production of any hydrocarbons discovered on the licensed blocks. The Royalty will apply until ZNG has received an aggregate of $20,000,000 from the gross sales of any hydrocarbon production produced or occurring on any wells owned or operated by ZNG. The Royalty Agreement also provides that Baltic may at any time, upon not less than one (1) week prior notice, take the Royalty in oil and/or gas production, instead of in cash. ZNG also granted Baltic a security interest on any and all of its future hydrocarbon production to secure the payment of the Royalty.

Agreement With Alternative Energy Finance, Ltd.

We previously agreed to issue Alternative Energy Finance Ltd. ("AEF"), of which Tim Peara is the Managing Director as well as a Director of the Company, certain warrants in connection with Mr. Peara introducing the parties who formed the joint venture. Pursuant to an agreement between AEF and the Company, AEF will receive compensation based on the total investment made by Baltic Petroleum Ltd. in the Joint Venture. This compensation included a commission of approximately $18,024 (1% of Baltic's first $1,802,441 investment in the Joint Venture), which amount has not been paid as of the date of this filing, and 50,068 options to purchase shares of our common stock at $0.63 per share which were granted to Mr. Peara on March 6, 2006 and a commission of $6,673 (1% of Baltic's $667,313 investment in the Joint Venture in the first quarter of 2006), and 17,561 options to purchase shares of our common stock at $0.67 per share for the first quarter of 2006, which were granted to Mr. Peara on March 31, 2006, which options contain a cashless exercise provision.

On June 30, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 20,412 shares of our common stock at an exercise price of $2.02, which warrants contained a cashless exercise feature. The warrants expire three years from the grant date. We were also obligated to pay AEF $23,562 during the quarter ended June 30, 2006 (equal to 1% of Baltic's $2,356,153 investment in the Joint Venture in the second quarter 2006).

On September 30, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 20,952 shares of our common stock at an exercise price of $1.53 per share, which warrants contained a cashless exercise feature. The warrants expire three years from the grant date. We were also obligated to pay AEF $18,303 during the quarter ended September 30, 2006 (equal to 1% of Baltic's $1,830,292 investment in the Joint Venture in the third quarter of 2006).

On December 31, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 38,648 shares of our common stock at an exercise price of $1.44 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We were also obliged to pay AEF $31,794 during the three months ended December 31, 2006 (equal to 1% of Baltic’s approximately $3,197,400 investment in the Joint Venture in the fourth quarter of 2006).

On March 13, 2007, Mr. Peara personally, and on behalf of AEF agreed to accept 58,134 shares of our restricted common stock in consideration for the forgiveness of $45,626 owed personally to Mr. Peara in Directors fees and accrued expenses and $47,969 owed to AEF in connection with our agreement with AEF, which shares have been issued to date and which debt has been forgiven by Mr. Peara and AEF.

On March 31, 2007, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 48,925 shares of our common stock at an exercise price of $1.10 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We were also obliged to pay AEF approximately $30,695 during the three months ended March 31, 2007 (equal to 1% of Baltic’s approximately $3,069,482 investment in the Joint Venture in the first quarter of 2007); which amount has not been paid to date.

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

Uptick Capital Agreement

On January 31, 2007, we entered into an agreement with Uptick Capital Ltd. (“Uptick”), whereby Uptick agreed to assist us in developing market links and strategic initiatives as well as financing introductions for us as requested from time to time. The initial agreement was for a period of three (3) months, but can be renewed indefinitely thereafter for additional three (3) month periods, unless we provide written notice ten (10) days prior to the expiration of any additional three (3) month term. We agreed to issue Uptick 10,000 shares of our restricted common stock for each month that the agreement with Uptick is in place. We also agreed to indemnify Uptick for certain costs and damages in connection with its performance of its duties under the Uptick agreement, as described in greater detail in the agreement.

Global Consulting Group Agreement

With an effective date of April 10, 2007, we entered into an agreement with The Global Consulting Group (“Global”), whereby Global agreed to perform investor relations and medial communications services for us for the period of one (1) year, which agreement is automatically renewable for additional one (1) year periods if not terminated prior as described below. Pursuant to the Global agreement, we agreed to pay Global $12,000 per month during the term of the agreement (subject to 3% yearly increases, if such agreement is not terminated prior to the one (1) year anniversary of the agreement), and pay Global one time bonuses of $5,000 upon the achievement of any of the following goals: our common stock being listed on the AMEX; a valuation of our common stock of at least $40 million for more than 30 days; and/or any feature story in a top tier media outlet (The Wall Street Journal, The New York Times or similar publication). We also agreed to pay Global’s reasonable out of pocket expenses, subject to prior approval for any expense over $300 and to indemnify Global against any losses they may incur as a result of the Global agreement up to a maximum of $10,000.

The Global agreement can be terminated by either party after six (6) months upon thirty (30) days prior written notice, and can be terminated immediately at any time due to a material breach of the agreement by either party, which breach is not cured within 15 days of notice thereof from the non-breaching party, and/or if any party becomes bankrupt or ceases to carry on business.

Exercise of Stock Options

On May 1, 2007 at 9:00 a.m., Tim Peara, our Director, exercised 50,000 of the options he held to purchase shares of our common stock at an exercise price of $0.30 per share, which options would have expired on May 1, 2007 at 5:00 p.m. if not previously exercised by Mr. Peara. Mr. Peara used the cashless exercise provision of the options and will receive 41,925 shares of our common stock in connection with the exercise of the options, based on the fair market value of the common stock on the date he exercised of $1.86. The 41,925 shares of common stock had not been issued as of May 10, 2007, and as such have not been included in the number of issued and outstanding shares disclosed throughout this report.

Amendment to Employment Agreement with Elena Pochapski

On or about April 2, 2007, with an effective date of April 1, 2007, we entered into “Amendment 2 to the Employment Agreement Dated August 1, 2003” with Elena Pochapski, our Chief Financial Officer and Director, which amended the terms of the first amendment to Ms. Pochapski’s Employment Agreement, in September 2005, to provide that Ms. Pochapski’s annual salary shall thereafter be $75,000 per year.

Appointment of New Officer and Director

Effective May 1, 2007, Helen Teplitskaia was appointed as the Company’s President and as a Director of the Company.

Helen Teplitskaia is Executive Vice President and Head of Eurasia Practice at Imnex International, Inc. She also serves as President of the American-Russian Chamber of Commerce & Industry, President of the American-Eurasian Chamber of Commerce, Director of the International Energy Advisory Council and Adjunct Associate Professor of International Business and Markets - Global Initiatives in Management at Northwestern University Kellogg School of Management.

Throughout her career, Ms. Teplitskaia has successfully assisted a variety of government agencies and private sector companies, including the United States Agency for International Development, US State Department, Ministry of Foreign Affairs of the Republic of Uzbekistan, AT&T, Baker & McKenzie, Case New Holland, Gazprom, Gillette, HeidelbergCement, Ingersoll-Rand, Maytag, Motorola, Pepsi-Cola and Morgan Stanley with start-up operations in markets, direct investment, mergers and acquisitions, joint ventures and licensing, marketing research, political interfacing and media relations.

Helen Teplitskaia received her BA/MIS from the St. Petersburg University of Culture and MBA degree from Northwestern University Kellogg School of Management.

It is anticipated that Ms. Teplitskaia will receive shares and options for her services and terms of such compensation will be disclosed in the future.

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

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern

The Company's financial statements have been prepared assuming that the Company will continue as a going concern; however, since inception of its current endeavors in 2003, the Company has not earned any revenues from production of hydrocarbons and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern. The Company is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue the process of development to achieve commercial production and sales of products. Since inception, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries, as well as through debt financing and more recently has received $55,000 per month in a management fee from its Joint Venture. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $322,357 and $362,166 were payable to the stockholders as of March 31, 2007 and March 31, 2006, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

We had revenues and other income of $165,000 for the three months ended March 31, 2007, which was solely due to $55,000 of monthly management fees received from ZNG, Ltd. We had $75,000 of revenue and other income for the three months ended March 31, 2006, due solely to $75,000 of management fees received. In November 2006, the management fees we received pursuant to our Joint Venture increased from $25,000 per month to $55,000 per month. Revenues increased $90,000 or 120% for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, which increase was due solely to the $30,000 monthly increase in the management fees we receive from the Joint Venture.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $474,093 for the three months ended March 31, 2007, compared to total expenses for the three months ended March 31, 2006, of $394,189, which represented an increase in total expenses from the prior period of $79,904 or 20.3%.

Total expenses for the three months ended March 31, 2007, included $83,643 of salaries; $202,388 of professional and consulting fees, including amounts paid to our legal counsel and accountants in connection with the preparation and filing of our annual report on Form 10-KSB, and certain warrants and shares granted for professional services during the three months ended March 31, 2007 including 400,000 shares of common stock issued to Business Standard in connection with the Business Standard Consulting Agreement, described above, 465,000 shares of common stock issued to our officers and Directors in compensation for services rendered, and various other shares of common stock issued to consultants for services rendered (as described below under “Unregistered Sales of Equity Securities”); $12,385 in rent and occupancy; $82 of depreciation and amortization; $1,499 of finance charges and interest, attributable to interest paid on the advances we received from BP and other loans; and $174,096 of marketing and other expenses, including marketing and advertising in connection with road shows, various general and administration expenses relating to the day to day operations of the Company, travel and hotel expenses in connection with the research on potential business acquisitions, and the value of shares of common stock issued for investor relations services rendered.

The $83,643 of salaries for the three months ended March 31, 2007, included approximately $18,060 which was attributable to the our Chief Financial Officer, Elena Pochapski, which has been paid in full; $45,000 attributable to the salary of our Chief Executive Officer, David Zaikin, which amount was accrued; and certain other amounts which were paid to various other officers, Directors, employees and consultants.

The main items leading to the increase in total expenses for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, were an increase of $50,332 or 151% in salaries, an increase of $46,672 or 30% in professional and consulting fees and a $2,648 or 27.2% increase in rent and occupancy. The increase in salaries is mainly attributable to the salary of David Zaikin, who previously agreed during the 2006 fiscal year, including the three months ended March 31, 2006, to not accrue salary, but who since decided as of January 30, 2007, to once again accrue salary from the Company .

Certain other expenses were less during the three months ended March 31, 2007, compared to the three months ended March 31, 2006, including marketing and other expenses, which decreased by $17,395 or 9.1% from the prior period and finance charges and interest which decreased by $2,349 or 61% from the prior period.

We had a net loss of $309,093 for the three months ended March 31, 2007, compared to a net loss of $319,189 for the three months ended March 31, 2006, a decrease in net loss of $10,096 or 3.2% from the prior period. The decrease in net loss was mainly attributable to the $90,000 or 120% increase in management fees offset by the $79,904 or 20.3% increase in total expenses, namely the increases in professional and consulting fees and salaries, described above, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $235,201 as of March 31, 2007, which included cash of $8,920; management fee receivable of $55,000, which represented amounts owed to us by ZNG, Ltd. in management fees, which amount has been paid to date; and prepaid expenses and other of $171,281. This represented an increase in current assets of $118,494 or 101%, from $116,707 of current assets as of December 31, 2006.

We had total assets of $2,937,690 as of March 31, 2007, which included current assets of $235,201 and non-current assets of $2,702,489. Non-current assets included $2,700,000 of oil and gas properties, unproved, representing geological studies and data, which we received in connection with the purchase of KNG and $2,489 of property and equipment, net.

We had total liabilities of $946,276 as of March 31, 2007, which were solely current liabilities and which included $322,357 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to March 31, 2007; $214,108 of accounts payable to Baltic in connection with the $29,000 loan advanced to the Company from Baltic, as described above under "Description of Business" and certain other expenses owed to Baltic; $357,698 of accounts payable to others for advisory and professional services rendered; and $357,698 of accrued payroll, which included $157,500 payable to our Chief Executive Officer, David Zaikin which included $112,500 which was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $90,285 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $711,075 and a total pre development and development stage accumulated deficit of $5,977,448 as of March 31, 2007.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG is carried on our balance sheet at $-0- as of March 31, 2007. Our investment in ZNG will exceed $-0- at such time as ZNG has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

We had $9,518 of net cash flows for operating activities for the three months ended March 31, 2007, which included $1,367,398 of common stock and warrants issued for professional services and salaries offset by $937,854 of accounts payable and accrued expenses, $82 of depreciation and amortization, $309,093 of net loss and $111,015 of prepaid expenses and other assets.

As of March 31, 2007, ZNG had received $9,289,219 pursuant to the New Loan, which amount includes $1,110,624 assumed by ZNG in connection with a previous loan made to ZNG. Total interest accrued as of March 31, 2007 was $962,521, including accrued interest on the previous loan; however, we are currently in a dispute with Baltic over whether the interest on the New Loan compounds or is only payable upon maturity and as such, the amount of accrued interest on the loan is subject to change.

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

Since our transfer of ZNG to the Joint Venture, we have no oil and gas operations separate from the Joint Venture, which has not started production and is not currently generating any cash from production, which makes it difficult for us to pay our maturing obligations. However, during the three months ended March 31, 2007, we did purchase KNG, and hope to be awarded oil and gas exploration licenses in connection with KNG during 2007. Moving forward, we believe that in the long run a number of trends will favorably affect our liquidity. These trends include the steady trend of economic growth in Russia in the recent years which is improving the liquidity of our potential customers, and may favorably impact our debt management and the increasing overall credit rating in Russia, which we hope will lead to increased foreign investment in Russian companies and which will benefit us as well.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders and with amounts received from the Joint Venture (described above), including $55,000 a month which the Company is to receive from ZNG, Ltd., pursuant to the Joint Venture. Additionally, ZNG has received approximately $1,110,624 from BP pursuant to a prior loan and another $7,216,074 pursuant to the New Loan, which had a total outstanding balance, including the assumed balance of the prior loan and accrued and unpaid interest on the prior loan and the New Loan as of April 27, 2007, of $9,289,953, which has been spent on various purposes, including paying consultants for services performed in connection with surveys previously performed on the licensed area. As the Joint Venture is now responsible for the funding of the operations of ZNG, we believe our expenditures in connection with ZNG will decrease in the upcoming periods. If we are unable to raise the additional funds required for the planned activities of the Joint Venture and for additional activities, separate from the Joint Venture, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $3,080,336 for the year ended December 31, 2006, a net loss of $309,093 for the three months ended March 31, 2007 and a total accumulated deficit of $5,977,448 as of March 31, 2007. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of March 31, 2007, was $5,527,663, and our total cumulative deficit was $5,977,448 which included $449,785 of pre-development stage deficit. We had $357,698 in accrued and unpaid salaries and a working capital deficit of $711,075 as of March 31, 2007. The Company is currently being funded by existing shareholders and the $55,000 monthly payments, which the Company receives from the Joint Venture in connection with management fees, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of ZNG, Ltd. There is also a risk that KNG will not be awarded the licenses for which it has applied. If throughout ZNG's oil exploration (and KNG’s assuming it is awarded the licenses for which it has applied, of which there can be no assurance), no viable wells are found, and consequently, we generate only minimal revenues through ZNG, Ltd. (and/or through KNG), we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On December 31, 2006, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 38,648 shares of our common stock at an exercise price of $1.44 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We were also obligated to pay AEF $31,794 during the three months ended December 31, 2006 (equal to 1% of Baltic’s approximately $3,197,400 investment in the Joint Venture in the fourth quarter of 2006); which amount has not been paid to date. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of warrants did not involve a public offering, the recipient took the warrants for investment and we took steps to restrict the transfer of the warrants. No underwriters or agents were involved in the foregoing grant and no underwriting discounts or commissions were paid by us.

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

On January 31, 2007, we issued 20,000 shares of our restricted common stock to Investor Relations Group Inc., in consideration for investor relations services rendered.   We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of shares did not involve a public offering, the recipient took the shares for investment and we took steps to restrict the transfer of the shares. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

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

In March 2007, we issued 10,000 shares of our restricted common stock to Investor Relations Group Inc., in consideration for investor relations services rendered.   We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of shares did not involve a public offering, the recipient took the shares for investment and we took steps to restrict the transfer of the shares. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On March 13, 2007, Mr. Peara personally, and on behalf of AEF agreed to accept 58,134 shares of our restricted common stock in consideration for the forgiveness of $45,626 owed personally to Mr. Peara in Directors fees and accrued expenses and $47,969 owed to AEF in connection with our agreement with AEF, which shares have been issued to date and which debt has been forgiven by Mr. Peara and AEF. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of shares did not involve a public offering, the recipient took the shares for investment and we took steps to restrict the transfer of the shares. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On March 31, 2007, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 48,925 shares of our common stock at an exercise price of $1.10 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of warrants did not involve a public offering, the recipient took the warrants for investment and we took steps to restrict the transfer of the warrants. No underwriters or agents were involved in the foregoing grant and no underwriting discounts or commissions were paid by us.

In April 2007, we issued 35,000 restricted shares of common stock to Uptick Capital in connection with the agreement with Uptick Capital entered into in January 2007 (as described above) for services rendered during the months of February, March, April and half of May 2007. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of shares did not involve a public offering, the recipient took the shares for investment and we took steps to restrict the transfer of the shares. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

On May 1, 2007 at 9:00 a.m., Tim Peara, our Director, exercised 50,000 of the options he held to purchase shares of our common stock at an exercise price of $0.30 per share, which options would have expired on May 1, 2007 at 5:00 p.m. if not previously exercised by Mr. Peara. Mr. Peara used the cashless exercise provision of the options and will receive 41,925 shares of our common stock in connection with the exercise of the options, based on the fair market value of the common stock on the date he exercised of $1.86. The 41,925 shares of common stock had not been issued as of May 10, 2007, and as such have not been included in the number of issued and outstanding shares disclosed throughout this report. We will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of shares will not involve a public offering, the recipient will take the shares for investment and we will take steps to restrict the transfer of the shares. No underwriters or agents will be involved in the foregoing issuance and no underwriting discounts or commissions will be paid by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit No.	Description of Exhibit

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9 (2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10 (2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11 (3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12 (3)	Agreement with Business - Standard (translated from Russian version)

10.13 (3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14 (3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15 (3)	Deed of Amendment between ZNG and BP

10.16 (3)	Deed of Amendment between the Company and BP

10.17 (4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P)Limited and Zauralneftegaz Limited dated October 14, 2005

10.18 (5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19 (5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34*	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

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

(5) Filed as Exhibits to our Report on Form 10-QSB for the period ending September 31, 2005, which was filed with the Commission on November 21, 2005, and is incorporated herein by reference.

(6) Filed as Exhibits to our Report on Form 8-K, filed with the Commission on December 2, 2005, and incorporated herein by reference.

(7) Filed as Exhibit 99.1 to our Report on Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference.

(8) Filed as Exhibits to our Report on Form 8-K, filed with the Commission on September 19, 2006, and incorporated herein by reference.

(9) Filed as an Exhibit to our Report on Form 10-QSB, filed with the Commission on November 14, 2006, and incorporated herein by reference.

(10) Filed as an Exhibit to our Form 8-K filed with the Commission on February 20, 2007, and incorporated herein by reference.

(11) Filed as Exhibits to our Report on Form 10-KSB filed with the Commission on February 2, 2007, and incorporated herein by reference.

b) Reports on Form 8-K:

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

SIBERIAN ENERGY GROUP INC.

DATED: May 15, 2007	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer