Form 10QSB
period 2007-03-31
Siberian Energy Group Inc.
filed 2007-05-15
CIK 1301299

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

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through March 31, 2007
	Common Stock

	Number of		Additional
	Shares	Par Value	Paid-In Capital

Balance, January 1, 2003 (pre-development stage)	4,902,886	$ 4,903	$ 430,195

Loss for the year - 2003	-	-	-

Shares issued in acquisition (ZNG)	1,000,000	1,000	(1,000)

Balance, December 31, 2003	5,902,886	$ 5,903	$ 429,195

Loss for the year - 2004	-	-	-

Foreign currency translation adjustment	-	-	-

Shares issued in acquisition (ZNG)	3,450,000	3,450	746,550

Shares issued for professional services	50,000	50	9,950

Other	-	-	34,426

Balance, December 31, 2004	9,402,886	$ 9,403	$ 1,220,121

Loss for the year - 2005	-	-	-

Foreign currency translation adjustment	-	-	-

Shares issued for professional services	385,000	385	138,365

Shares issued for accrued salaries	1,700,000	1,700	210,800

Warrants granted for professional services	-	-	217,000

Balance, December 31, 2005	11,487,886	$ 11,488	$ 1,786,286

Loss for the year - 2006	-	-	-

Foreign currency translation adjustment	-	-	-

Shares issued for employee stock option plan and warrants	195,000	195	45,305

Shares issued for geological data	1,900,000	1,900	2,235,100

Shares issued for professional services	1,139,499	1,140	1,685,351

Warrants granted for professional services	-	-	841,177

Shares cancelled	(609,424)	(610)	610

Balance, December 31, 2006	14,112,961	$ 14,113	$ 6,593,829

Loss for three months - 2007

Foreign currency translation adjustment

Shares issued for geological data	200,000	200	285,800

Shares issued for professional services	780,134	780	1,080,618

Balance, March 31, 2007	15,093,095	$ 15,093	$ 7,960,247

See accompanying notes.

	Accumulated
	Other
Accumulated	Comprehensive		Comprehensive
Deficit	Income (Loss)	Total	Loss

$ (449,785)	$-	$(14,687)

(422,516)	-	(422,516)	$(422,516)

-	-	-

$ (872,301)	-	$(437,203)

(833,567)	-	(833,567)

-	(53,120)	(53,120)	$(886,687)

-	-	750,000

-	-	10,000

-	-	34,426

$ (1,705,868)	$(53,120)	$(529,464)

(882,151)		(882,151)

-	50,614	50,614	$(831,537)

-	-	138,750

-	-	212,500

-	-	217,000

$ (2,588,019)	$(2,506)	$(792,751)

(3,080,336)	-	(3,080,336)

-	(1,939)	(1,939)	$(3,082,275)

-	-	45,500

-	-	2,237,000

-	-	1,686,491

-	-	841,177

-	-	-

$ (5,668,355)	$(4,445)	$935,142

(309,093)		(309,093)

	(2,033)	(2,033)	$(311,126)
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

In connection with the current program of seismic studies and drilling of the first four wells in the ZNG’s license blocks, additional funds were raised by Baltic’s parent through a placement of shares. It is anticipated that Joint Venture and ZNG will enter into new loan agreements for approximately $10.6 million covering drilling and geological works through the end of 2007. The loans will not be dilutive to the Company’s ownership in ZNG. In connection with the funding provided by Baltic, ZNG entered into a gross override royalty agreement with Baltic.

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

SIBERIAN ENERGY GROUP INC.

DATED: _______, 2007	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer