Form 10QSB
period 2007-06-30
Siberian Energy Group Inc.
filed 2007-08-14
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(212) 828-3011
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 1, 2007, 16,218,065 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Traditional Small Business Disclosure Format (Check One): Yes [   ] No [X].

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIBERIAN ENERGY GROUP INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS

June 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of June 30, 2007, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the six months ended June 30, 2007 and 2006, and the cumulative period of development stage activity (January 1, 2003 through June 30, 2007).   These financial statements are the responsibility of the Company’s management.

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

Lumsden & McCormick, LLP
Buffalo, New York
August 1, 2007

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets
	(Unaudited)
	June 30,	December 31,
	2007	2006

Assets
Current assets:
Cash	$2,791	$1,435
Management fee receivable	85,000	110,000
Prepaid expenses and other	112,100	5,272
	199,891	116,707

Investment in joint venture	-	-

Oil and gas properties, unproved	2,700,000	2,700,000

Property and equipment, net	3,953	2,565

	$2,903,844	$2,819,272

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$365,814	$362,166
Related party - Baltic Petroleum, interest at 14%	53,628	50,615
Others	532,348	459,561
Accrued payroll	698,784	1,011,788
	1,650,574	1,884,130

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
15,708,030 and 14,112,961 issued and outstanding	15,708	14,113
Additional paid-in capital	8,053,318	6,593,829
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(6,355,701)	(5,218,570)
Accumulated other comprehensive income (loss)	(10,270)	(4,445)
	1,253,270	935,142

	$2,903,844	$2,819,272

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
					For the
Condensed Consolidated Statements of Operations					cumulative
					period of
					Development
					Stage Activity-
	For the three		For the six		January 1, 2003
	months ended		months ended		through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Revenues and other income:
Management fees from joint venture	$195,000	$75,000	$360,000	$150,000	$795,000
Gain from entrance into joint venture	-	-	-	-	364,479
Other	-	-	-	-	6,382
Total revenues and other income	195,000	75,000	360,000	150,000	1,165,861

Expenses:
Salaries	384,426	35,251	468,069	68,562	2,346,136
Professional and consulting fees	461,866	1,433,429	664,254	1,589,145	3,313,900
Rent and occupancy	10,184	10,009	22,569	19,746	198,812
Depreciation and amortization	133	81	215	167	102,932
Finance charges and interest	1,515	2,416	3,014	6,264	61,390
Marketing and other	164,914	161,727	339,010	353,218	1,498,392
Total expenses	1,023,038	1,642,913	1,497,131	2,037,102	7,521,562

Loss before income taxes	828,038	1,567,913	1,137,131	1,887,102	6,355,701

Provision for income taxes (benefit)	-	-	-	-	-

Net loss (development stage)	$828,038	$1,567,913	$1,137,131	$1,887,102	$6,355,701

Basic and diluted loss per common share	$(0.05)	$(0.14)	$(0.08)	$(0.16)	$(0.67)

Weighted average number of basic and
diluted common shares outstanding	15,173,503	11,453,792	14,905,185	11,487,319	9,405,277

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through June 30, 2007

	Common Stock
			Additional
	Number of		Paid-In
	Shares	Par Value	Capital

Balance, January 1, 2003 (pre-development stage)	4,902,886	$4,903	$430,195

Loss for the year - 2003	-	-	-

Shares issued in acquisition (ZNG)	1,000,000	1,000	(1,000)

Balance, December 31, 2003	5,902,886	$5,903	$429,195

Loss for the year - 2004	-	-	-

Foreign currency translation adjustment	-	-	-

Shares issued in acquisition (ZNG)	3,450,000	3,450	746,550

Shares issued for professional services	50,000	50	9,950

Other	-	-	34,426

Balance, December 31, 2004	9,402,886	$9,403	$1,220,121

Loss for the year - 2005	-	-	-

Foreign currency translation adjustment	-	-	-

Shares issued for professional services	385,000	385	138,365

Shares issued for accrued salaries	1,700,000	1,700	210,800

Warrants granted for professional services	-	-	217,000

Balance, December 31, 2005	11,487,886	$11,488	$1,786,286

Loss for the year - 2006	-	-	-

Foreign currency translation adjustment	-	-	-

Shares issued for employee stock option plan and warrants	195,000	195	45,305

Shares issued for geological data	1,900,000	1,900	2,235,100

Shares issued for professional services	1,139,499	1,140	1,685,351

Warrants granted for professional services	-	-	841,177

Shares cancelled	(609,424)	(610)	610

Balance, December 31, 2006	14,112,961	$14,113	$6,593,829

Loss for six months - 2007

Foreign currency translation adjustment

Shares issued for employee stock option plan and warrants	566,935	567	67,447

Shares issued for geological data	200,000	200	285,800

Shares issued for accrued salaries	465,000	465	669,135

Shares issued for professional services	363,134	363	437,107

Balance, June 30, 2007	15,708,030	$15,708	$8,053,318

See accompanying notes.

	Accumulated
	Other
Accumulated	Comprehensive		Comprehensive
Deficit	Income (Loss)	Total	Loss

$(449,785)	$-	$(14,687)

(422,516)	-	(422,516)	$(422,516)

-	-	-

$(872,301)	-	$437,203)

(833,567)	-	(833,567)

-	(53,120)	(53,120)	$(886,687)

-	-	750,000

-	-	10,000

-	-	34,426

$(1,705,868)	$(53,120)	$529,464)

(882,151)		(882,151)

-	50,614	50,614	$(831,537)

-	-	138,750

-	-	212,500

-	-	217,000

$(2,588,019)	$(2,506)	$(792,751)

(3,080,336)	-	(3,080,336)

-	(1,939)	(1,939)	$(3,082,275)

-	-	45,500

-	-	2,237,000

-	-	1,686,491

-	-	841,177

-	-	-

$(5,668,355)	$(4,445)	$935,142

(1,137,131)		(1,137,131)

	(5,825)	(5,825)	$(1,142,956)

		68,014

		286,000

		669,600

		437,470

$(6,805,486)	$(10,270)	$1,253,270

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			June 30,
For the six months ended June 30,	2007	2006	2007

Cash flows from operating activities:
Net loss (development stage)	$(1,137,131)	$(1,887,102)	$ (6,355,701)
Depreciation and amortization	215	167	102,932
Common stock and warrants issued	1,461,084	1,039,980	4,327,502
Gain from entrance into joint venture	-	-	(364,479)
Changes in other current assets and current liabilities:
Prepaid expenses and other assets	(81,828)	25,000	(350,492)
Accounts payable and accrued expenses	(233,556)	845,999	3,641,412
Net cash flows from operating activities	8,784	24,044	1,001,174

Cash flows from investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	(1,603)	-	(5,834)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net cash flows for investing activities	(1,603)	-	(1,130,539)

Cash flows from financing activities:
Net proceeds from demand loan	-	-	62,500
Common stock issued for employee stock option plan	-	14,000	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	-	14,000	142,426

Effect of exchange rates on cash	(5,825)	(3,314)	(1,000)

Net increase in cash	1,356	34,730	2,791

Cash - beginning	1,435	11,551	-

Cash - ending	$2,791	$ 46,281	$ 2,791

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements of Siberian Energy Group Inc. (the Company) include the accounts of the Company and its 100% owned subsidiaries.  These financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC) interim reporting, and do not include all of the information and note disclosures required by generally accepted accounting principles.  These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial positions, results of operations, and cash flows for the periods presented.  Accounting policies used in fiscal 2007 are consistent with those used in the cumulative period of Development Stage Activity – January 1, 2003 through June 30, 2007.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.  Interim operating results are not necessarily indicative of operating results for any future interim period or the full year.

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

On October 14, 2005, the Company entered into a joint venture agreement with a third party, Baltic Petroleum Limited (Baltic).  The Company transferred 100% of its ownership interest in ZNG to the Joint Venture Zauralneftagaz Limited, UK (ZL) and transferred 50% of the Joint Venture interest to Baltic for $175,000 and the agreement by Baltic to provide future funding to the Joint Venture as detailed in a Joint Venture Shareholders’ Agreement.   ZL is currently preparing to drill its second well based on the recommendations from the analysis of the first Privolny-1 well and continues geological exploration works throughout the territory of its seven licenses covering in total 1 million acres.  These operations are funded via loans provided to ZL and ZNG by a financing company wholly owned by Baltic. Loans are guaranteed by ZL’s holdings in ZNG. As of June 30, 2007 the total amounts provided through such loans to ZL and ZNG were equal to $17.2 million plus accrued interest of approximately $1.9 million.

In connection with the current program of seismic studies and drilling of the first four wells in the ZNG’s license blocks, additional funds were raised by Baltic’s parent through a placement of shares.  On June 18, 2007 ZNG entered into an new loan agreement for $7.4 million, and it is anticipated that ZL will enter into an additional loan agreement for approximately $5.3 million covering drilling and geological works through the end of 2007.  The loans will not be dilutive to the Company’s ownership in ZNG.  In connection with the funding provided by Baltic, ZNG entered into a gross override royalty agreement with Baltic.

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

Effective October 14, 2005, the Company’s investment in Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of June 30, 2007 and December 31, 2006.    Activities of ZNG prior to October 14, 2005 are otherwise included in the consolidated accounts of the Company in the accompanying financial statements.

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

3.  Income Taxes:

At June 30, 2007, the Company has estimated U.S. tax net operating loss carryforwards totaling approximately $5,075,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2027.  No tax benefit has been reported in the financial statements since the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $1,015,000 estimated cumulative tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

4.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options may have had a dilutive effect on earnings per share had the Company generated income during the periods through June 30, 2007.

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

For the cumulative period ended June 30, 2007, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ form the going concern basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2007.

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

On May 9, 2003, the Company entered into an Acquisition Agreement (the "Acquisition Agreement") by and among the Company, Zaural Neftegaz, a Russian corporation ("ZNG"), the shareholders of ZNG and Oleg Zhuravlev, President of ZNG. Pursuant to the Acquisition Agreement, the Company acquired a 51% interest in ZNG by issuing to ZNG 2,000,000 shares of the Company's common stock. In June 2004, the Company purchased the remaining 49% of ZNG in exchange for 6,900,000 shares of the Company's common stock, making ZNG a wholly owned subsidiary of the Company. ZNG holds seven (7) oil and gas licenses for the rights to prospect, explore, drill and remove oil and gas (the "Exploration Rights") in the eastern parts of Kurgan Province in Russia. The Company had no affiliation with ZNG prior to the acquisition in May 2003.

On May 2, 2005, the Company affected a 1:2 reverse stock split and all share amounts listed throughout this report on Form 10-QSB reflect such split unless otherwise stated.

All dollar amounts used throughout this Report are in United States dollars, unless otherwise stated. All amounts in Canadian dollars used throughout this Report are preceded by CDN, for example CDN $500, is referring to $500 Canadian dollars.

BUSINESS OPERATIONS:

We are a development stage company, which is seeking opportunities for investment in and/or acquisition of small to medium companies in Russia, specifically in the oil and gas industry. We are currently evaluating investment and joint venture opportunities throughout Russia.

Until October 14, 2005, the Company's operations were conducted solely through its then wholly owned subsidiary, Zaural Neftegaz ("ZNG") a development stage oil and gas exploration company located in the Western Siberian Region of Russia. However, on October 14, 2005, the Company entered into a Joint Venture agreement, whereby the Company transferred 100% of the ownership of ZNG to a newly formed Joint Venture company, Zauralneftegaz Limited, a company organized under the laws of the United Kingdom ("ZNG, Ltd."), of which the Company owns 50% pursuant to the Joint Venture agreement entered into on October 14, 2005 (as described in greater detail below under “Joint Venture”). From October 14, 2005 to December 13, 2006, the Company had no oil and gas operations except through its ownership of 50% of ZNG, Ltd. On December 13, 2006, the Company entered into an Interest Purchase Agreement with Key Brokerage, whereby the Company purchased 100% of the issued and outstanding common stock of Kondaneftegaz, LLC (“KNG”), a Russian limited liability company, which was created in 2004 for the purpose of oil and gas exploration in the Khanty-Mansiysk district of Western Siberia, Russia. KNG has previously applied for 10 exploration and production licenses for parcels located within the existing oil deposits of the Khanty-Mansiysk district, in Russia, four of which are expected to be auctioned off during the third or fourth quarters of 2007.

Moving forward the Company plans to focus on the exploration and potential development of any licenses acquired by KNG through government auctions in fiscal 2007 and working with its partner in the Joint Venture, Baltic Petroleum (E&P) Limited ("BP" or "Baltic"), to continue the oil and gas exploration activities through their co-ownership of the Joint Venture and ZNG.

Description of KNG

On December 13, 2006, we entered into an Interest Purchase Agreement (the "Purchase Agreement") with Key Brokerage LLC ("Key Brokerage"), pursuant to which we purchased 100% of the stock of Kondaneftegaz LLC ("KNG"), a Russian limited liability company, which was created in 2004 for the purpose of oil and gas exploration in the Khanty-Mansiysk district of Western Siberia, Russia. In addition to acquiring 100% of the stock of KNG, we received the geological information package on the Karabashski zone of Khanty-Mansiysk Autonomous district (Tuymen region of Russian Federation) ("Geological Data"). The Geological Data is included in the total purchase price discussed below.

From 2005 through 2007 KNG applied for a total of 15 exploration and production licenses in the Khanty-Mansiysk district of Russia. We believe that through auctions and/or tenders, KNG may obtain licenses to four of the licensed areas during the third or fourth quarters of 2007; however, the remaining other auction/tender dates are currently undetermined.

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

As of June 2007, ZNG had performed the following research and exploration works on its licensed areas:

•
Obtained core samples from parametric wells drilled in prior years on the licensed areas and adjacent territories in the Eastern part of Kurgan region during the initial search for oil and gas in the region, and performed analysis of the data provided by the samples;

•
Completed a 2D seismic survey on the West-Suersky block (approximately 320 linear kilometers), the Privolny block (approximately 140 linear kilometers), and the Mokrousovsky block (approximately 340 linear kilometers) using Bazneftgeophisica;

•	Performed gravimetric surveys on the West-Suersky block;

•
Completed approximately 2,106 linear kilometers of gas seismotomographic and geochemical surveys performed by Exotrad on the Privolny, Mokrousovsky, West-Suersky, Orlovo- Pashkovsky, South-Voskresensky, Petukhovsky and Lebyazhevsky blocks. Gas seismotomography is an advanced technique of combining active gas geochemistry, passive seismic and electromagnetic methods. The surveys were performed by Exotrad, a world leader in this field. Exotrad has used this technology in more than 260 projects as well as “Caspian Pipeline Consortium”; “Sakhalin-2”; and “Blue Stream” in diverse locations across Asia, Eastern Europe and the Americas;

•
Scientific and technical analysis was performed by the team of geologists, which included experts from Exploration Consultants Limited ("ECL"), a leading international oil and gas consulting firm (part of RPS Group);

•
Based on the results of the gas seismotomographic surveys and high definition 2D seismic survey shot over the geochemical anomalies found in the Privolny and Mokrousovsky blocks, ZNG's Board of Directors decided to drill up to four exploration wells. At least two of these wells are proposed to be drilled in northern locations in the Privolny block (one of which has previously been drilled, the Privolny-1 Well) and the other two wells are proposed to be drilled on the Mokrousovsky block; and

•
Preliminary Drilling Results of the first well drilled on the Privolny block, the Privolny-1 Well, have been obtained to substantiate the interpretation of seismic data obtained in 2006, together with other geophysical and geochemical work conducted over the last two years. ZNG believes that the Privolny-1 Well will help provide an improved analysis which will allow it to create a work program including the drilling of at least two more exploration wells.

Following detailed data collection, survey and seismic testing, ZNG will proceed with development of the most promising licenses first, which will allow it to concentrate its resources on the most prospective areas. Based on research performed to date the areas of most interest are the Privolny and Mokrousovsky blocks. The West Suersky and Orlovo-Pashkovsky-1 blocks currently have the least potential in the assessment of ZNG and ZNG has decided not to proceed with its commitments in respect to those licenses.  The Yuzhno-Voskresensky, Petuhovsky and Lebyazhevsky parcels will require further exploration before the decision on their potential can be reached.

The following survey and exploration activities have taken place on the first two blocks designated by ZNG for exploration, the Privolny and the Mokrousovsky blocks to date:

Privolny Block

•
Based on the results of the gas seismotomographic surveys and high definition 2D seismic survey shot over the geochemical anomalies found in the Privolny and Mokrousovsky blocks, two drilling prospects were identified in the northern part of the Privolny block;

•
A drilling of the first prospect located in the Privolny block was performed. The “Privolny-1” well is intended to provide physical data to enable the seismic survey to be correlated to the geology of the block and to better determine the subsurface structures which are present in the block;

•	A drilling depth of 2402.5 meters has been reached to date on the Privolny-1 well, and sufficient data has been gathered to enable a tie in to the adjoining Mokrousovsky license block; and
•
The core samples from the Privolny-1 well were obtained in the Middle Carboniferous-Moscovian and Upper and Middle Devonian sections, including lean source rocks lying within the oil maturation window.  The cores and electric logs obtained from the Privolny-1 well will be analyzed and the results will determine whether the well is to be further deepened to prospective geological horizons. As such, further drilling on the Privolny-1 well has been temporarily put on hold, pending further analysis of the data.

Mokrousovsky Block

ZNG has completed an interim Seismic Interpretation and received a Mapping Report created by RPS Energy (“RPS”), relating to the 2D seismic studies conducted on the Mokrousovsky block to date. The Mokrousovsky block is the second licensed area surveyed using conventional 2D seismic surveys, over which 339 kilometers (“km”) of seismic surveys have been shot. The following results have been obtained through those surveys:

•
One structural prospect was identified in the south west of the Mokrousovsky license area. The structure has a maximum area of approximately 72 square km, of which approximately 52 square km lie within the licensed area. The surface geochemical anomaly discovered in the area lies over the north eastern flank of the structure within the license area;

•	A drilling location has been recommended by RPS for the prospect, based on the strong structure and geochemical coincidence, which drilling has not begun to date; and
•
ZNG believes that the data gathered by drilling of the Privolny-1 well will enable it to determine the location for its second well, the Mokrousovsky-1, with a greater degree of confidence, of which there can be no assurance. As of the date of this filing, ZNG has signed the contract for drilling of the Mokrousovsky-1 well. Actual drilling  is expected to begin in late September or early October 2007, of which there can be no assurance.

Joint Venture

Operating activities of ZNG described above are carried out through the Joint Venture Shareholders' Agreement ("Joint Venture") entered into on October 14, 2005 with Baltic Petroleum (E&P) Limited ("BP" or "Baltic") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"). The Company closed the Joint Venture and transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly owned subsidiary, ZNG. ZNG, Ltd., will, operate through ZNG and be engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union and as a result of such transfer, the Company no longer has any separate oil and gas exploration activities in Kurgan, Russia, other than through its ownership of ZNG, Ltd.

The operations of the Joint Venture are funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of June 30, 2007 the total funding provided to ZL and ZNG by Baltic was equal to $17.2 million plus accrued interest of approximately $1.9 million.

To date, Caspian has provided ZNG various loans from 2005 through 2007, as described below:

•
On November 9, 2005, ZNG entered into a New Loan with Caspian (the "New Loan"). Under the loan agreement, Caspian agreed to provide a loan of up to $6,874,325 representing the assumed commitment under a prior loan equal to $1,739,658, of which ZNG had received $1,110,624 as of November 9, 2005, and a new commitment of up to $5,134,667, to be used for operations in the Kurgan region in 2005 and through the first half of 2006. The New Loan is available to ZNG until the sixth anniversary of the date of the New Loan, or November 9, 2011 (the "Term");

•	On January 16, 2007 ZNG and Caspian entered into a Deed of Variation of the Loan Agreement, whereby, inter alia, the Lender agreed to make available to ZNG an additional loan facility of US$2,000,000;

•
On April 23, 2007, ZNG and Caspian further entered into a Deed of Variation of the Loan Agreement whereby, inter alia, the Lender agreed to make available to ZNG an additional loan facility of US$300,000; and

•
On June 18, 2007, ZNG and Caspian entered into another Deed of Variation to the Loan Agreement, whereby Caspian agreed to make available to ZNG an additional loan facility of US$7,359,190 (the “June 2007 Deed of Variation”).

The total outstanding balance of the New Loan provided up to June 30, 2007, is $10,107,000, including $8,992,000 principal and $1,115,000 of interest accrued as of June 30, 2007.

Funding to ZNG, Ltd. is provided by Caspian on the same terms as to ZNG, through the mechanism of intercompany billing within Baltic and certain companies affiliated with Baltic. As of June 30, 2007, the total loan to ZNG, Ltd. from Caspian comprised $7,956,000 including $7,128,000 of principal and accrued interest of $828,000. In addition, ZNG, Ltd. owes $1,135,000 directly to Baltic for unpaid management fees and accrued interest through June 30, 2007.

The total budget for the current program of seismic studies and drilling of the first four wells on ZNG’s licenses which the Board has proposed to undertake on ZNG's licensed blocks in 2007, is approximately US $14,998,000, or approximately $8 million British pounds. These funds were raised by Baltic’s parent company through a placement of shares. Of the total budgeted amount of $14,998,000, the sum of $9,659,000 is being provided through the ZNG loans described earlier and the sum of $5,339,000 is committed to be provided to ZNG, Ltd. The loans will not be dilutive to the Company's ownership in ZNG. In connection with the funding provided by Baltic, ZNG entered into a gross override royalty agreement with Baltic, as described below under "Deed of Agreement," and “Gross Override Royalty Agreement.”

Terms of loans to ZL and ZNG:

Interest on any amounts loaned under the New Loan bears interest at the following rates, calculated and compounded on a daily basis, 14% per annum during the first two years of the Term, 13% per annum during the third year of the Term; and 12% thereafter until the end of the Term.

Additionally, under the terms of the June 2007 Deed of Variation, interest on the loans made by Baltic to ZNG is payable on:

a)
the earlier of (i) the date on which ZNG’s monthly turnover as shown by its monthly management accounts exceeds US $200,000 and (ii) the fifth anniversary of the Deed of Variation dated June 18, 2007; and

b)
thereafter, on a monthly basis on the final day of each calendar month using all available turnover, provided that in the event the interest due thereafter exceeds the monthly turnover of ZNG then all of the turnover except for the direct budgeted operating expenses of ZNG and management fees agreed to be paid to Siberian Energy Group Inc. under the Joint Venture Agreement will be allocated prior to the payment of such interest and any interest not able to be paid will accrue and be payable as soon as the level of turnover (less the fees payable to us) permits (collectively the “Interest Payments”).

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

If ZNG, Ltd. fails to pay the amounts owed to Caspian pursuant to the Pledge Agreement, Caspian can sell the 100% interest in ZNG at public auction, in one or several sales, with an opening bid price of seventy-five percent (75%) of the value set forth for the value of ZNG in the Pledge Agreement ($7,705,079) at the first public auction and fifty percent (50%) of the value set forth in the Pledge Agreement at the second public auction. If the opening bid for ZNG is not met at either the first or second public auction, Caspian shall have the right to retain ZNG, with its value equal to 90% of the value set at the second auction, and set-off its claims secured by ZNG, Ltd. by such value. If ZNG is sold at public auction, any and all proceeds from such sale received by Caspian shall be applied towards the discharge of the amounts owed by ZNG, Ltd. to Caspian.

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

Gross Overriding Royalty Agreement

In December 2006, ZNG entered into a Gross Overriding Royalty Agreement (the “Royalty Agreement”) with Baltic, which was contemplated by the Deed of Agreement dated July 26, 2006, described above and entered into in connection with the addition to the New Loan, described above. The Royalty Agreement provided that ZNG would grant Baltic a gross overriding royalty interest equal to 3% of ZNG’s interest in any and all of the hydrocarbons found in, produced, marketed and/or extracted from ZNG’s licensed blocks (the “Royalty”). Pursuant to the Royalty Agreement, the Royalty shall be paid free and clear of any expenses associated with the exploration and/or production of any hydrocarbons discovered on the licensed blocks. The Royalty will apply until ZNG has received an aggregate of $20,000,000 from the gross sales of any hydrocarbon production produced or occurring on any wells owned or operated by ZNG. The Royalty Agreement also provides that Baltic may at any time, upon not less than one (1) week prior notice, take the Royalty in oil and/or gas production, instead of in cash. ZNG also granted Baltic a security interest on any and all of its future hydrocarbon production to secure the payment of the Royalty.

Agreement With Alternative Energy Finance, Ltd.

We previously agreed to issue Alternative Energy Finance Ltd. ("AEF"), of which Tim Peara is the Managing Director as well as a Director of the Company, certain warrants in connection with Mr. Peara introducing the parties who formed the joint venture. Pursuant to an agreement between AEF and the Company, AEF will receive compensation based on the total investment made by Baltic Petroleum Ltd. in the Joint Venture. This compensation included a commission of approximately $18,024 (1% of Baltic's first $1,802,441 investment in the Joint Venture) and 50,068 options to purchase shares of our common stock at $0.63 per share which were granted to Mr. Peara on March 6, 2006 and a commission of $6,673 (1% of Baltic's $667,313 investment in the Joint Venture in the first quarter of 2006), and 17,561 options to purchase shares of our common stock at $0.67 per share for the first quarter of 2006, which were granted to Mr. Peara on March 31, 2006, which options contain a cashless exercise provision.

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

On March 31, 2007, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 48,925 shares of our common stock at an exercise price of $1.10 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We were also obligated to pay AEF approximately $30,695 during the three months ended March 31, 2007 (equal to 1% of Baltic’s approximately $3,069,482 investment in the Joint Venture in the first quarter of 2007); which amount has not been paid to date.

On June 30, 2007, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 55,233 shares of our common stock at an exercise price of $1.14 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We were also obliged to pay AEF approximately $35,938.00 during the three months ended June 30, 2007 (equal to 1% of Baltic’s approximately $ 3,593,848 investment in the Joint Venture in the second quarter of 2007); which amount has not been paid to date.

Recent Officer and Director Transactions:

On January 25, 2007, we approved an annual salary of $180,000 (plus a performance based bonus to be determined by the Board of Directors at the end of the 2007 fiscal year) for our Chief Executive Officer and Director, David Zaikin for the 2007 fiscal year. On January 31, 2007, Mr. Zaikin notified us that effective February 1, 2007, he was withdrawing his previous request to not accrue any salary until we had sufficient funds to pay such salary, and instead requested that we pay him his 2007 salary if funds were available for such payments and/or that we accrue such salary until we have sufficient funds to repay him any accrued amounts. In February 2007, our Board of Directors approved the issuance of 350,000 shares of our restricted common stock to Mr. Zaikin, in consideration for compensation for the year ended December 31, 2006, which compensation was granted by our Board of Directors in its sole discretion, even though Mr. Zaikin had previously agreed not to be paid or accrue any salary for fiscal 2006.  In July 2007, we issued an aggregate of 190,000 restricted shares of common stock to Mr. Zaikin, and certain of his assigns, in consideration for services rendered during the first two quarters of 2007.

In June 2007, we issued 70,000 shares of restricted common stock to our President, Helen Teplitskaia, of which 50,000 shares was a sign-on bonus in connection with her agreeing to be an officer of the Company in May 2007, and 20,000 shares were part of her compensation package with the Company, whereby she is to be paid 10,000 shares per month for her service to the Company, which shares were issued for services rendered in May and June 2007.

In July 2007, Mr. Zaikin agreed to transfer 40,000 shares of the Company's restricted common stock which he held to the Toronto Jewish Russian Academy Ohr Menahem (the "TJRA”). The shares were transferred to the TJRA as a charitable donation from Mr. Zaikin personally.

Uptick Capital Agreement

On January 31, 2007, we entered into an agreement with Uptick Capital Ltd. (“Uptick”), whereby Uptick agreed to assist us in developing market links and strategic initiatives as well as financing introductions for us as requested from time to time. The initial agreement was for a period of three (3) months, but was extended for two months, and has since been terminated.  We agreed to issue Uptick 10,000 shares of our restricted common stock for each month that the agreement with Uptick is in place. We also agreed to indemnify Uptick for certain costs and damages in connection with its performance of its duties under the Uptick agreement, as described in greater detail in the agreement.

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

Exercise of Stock Options

On May 1, 2007 at 9:00 a.m., Tim Peara, our Director, exercised 50,000 of the options he held to purchase restricted shares of our common stock at an exercise price of $0.30 per share, which options would have expired on May 1, 2007 at 5:00 p.m. if not previously exercised by Mr. Peara. Mr. Peara used the cashless exercise provision of the options and received 41,935 shares of our common stock in connection with the exercise of the options, based on the fair market value of the common stock on the date he exercised of $1.86.

In June 2007, Mr. Viktor Repin exercised 700,000 of the options he held to purchase 112,500 shares of our restricted common stock at an exercise price of $1.00 per share and 137,000 shares at an exercise price of $1.05 per share. Mr. Repin used the cashless exercise provision of the options and received 250,000 shares of our common stock in the name of his nominee in connection with the exercise of the options, based on the fair market value of the common stock on the date he exercised of $1.60.

In June 2007, LLC Business Standard exercised 800,000 of the options it held to purchase shares of our restricted common stock at an exercise price of $1.05 per share. Business Standard used the cashless exercise provision of the options and received 275,000 shares of our common stock for it and its nominees in connection with the exercise of the options, based on the fair market value of the common stock on the date he exercised of $1.60.

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

Subsequent to her appointment as President of the Company, we agreed to provide Ms. Teplitskaia a compensation package consisting of 10,000 shares per month for her service to the Company and a sign-on bonus of 50,000 shares of common stock.

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

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern

The Company's financial statements have been prepared assuming that the Company will continue as a going concern; however, since inception of its current endeavors in 2003, the Company has not earned any revenues from production of hydrocarbons and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern. The Company is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue the process of development to achieve commercial production and sales of products. Since inception, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries, as well as through debt financing and more recently has received $85,000 per month in management fees from its Joint Venture. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

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

In connection with the Joint Venture (described under "Joint Venture Agreement," above), the Company received $25,000 per month in management fees in connection with the Joint Venture from the date the Joint Venture was entered into until November 2006, at which time the management fees were increased to $55,000 per month until June 2007 when they increased again to $85,000. The Company, however, can make no assurance that $85,000 per month will be adequate to pay its upcoming expenses and liabilities, in which case the Company plans that its organizing stockholders will continue to provide financing for the Company, of which there can be no assurance.

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $365,814 and $421,343 were payable to the stockholders as of June 30, 2007 and June 30, 2006, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

We had revenues and other income of $195,000 for the three months ended June 30, 2007, which was primarily due to $55,000 of monthly management fees received from ZNG, Ltd for the months of April and May 2007 and monthly management fees of $85,000 for the month of June 2007. We had $75,000 of revenue and other income for the three months ended June 30, 2006, due solely to $75,000 of management fees received. In November 2006, the management fees we received pursuant to our Joint Venture increased from $25,000 per month to $55,000 per month and in June 2007 the monthly management fees increased again to $85,000 per month. Revenues increased $120,000 or 160% for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, which increase was due to the increases in management fees received in connection with the Joint Venture.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $1,023,038 for the three months ended June 30, 2007, compared to total expenses for the three months ended June 30, 2006, of $1,642,913, which represented a decrease in total expenses from the prior period of $619,875 or 37.7%.

The main reason for the decrease in total expenses for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, was a $971,563 decrease in professional and consulting fees, to $461,866 for the three months ended June 30, 2007, compared to $1,433,429 for the three months ended June 30, 2006, which decrease is largely attributable to 600,000 shares of common stock  issued to a  consulting firm Business Standard, which had a value of $1,113,000 in connection with the acquisition of three additional licenses by ZNG in June 2006 and to $276,000 of stock options granted to certain of our consultants during the three months ended June 30, 2006,,which were not represented during the three months ended June 30, 2007; which was offset by a $349,175 increase in salaries to $384,426 for the three months ended June 30, 2007, compared to $35,251 for the three months ended June 30, 2006, mainly attributable to the salary of David Zaikin, who previously agreed during the 2006 fiscal year, including the three months ended June 30, 2006, to not accrue salary, but who since decided as of January 30, 2007, to once again accrue salary from the Company, the 190,000 shares of common stock issued to Mr. Zaikin during the three months ended June 30, 2007, in consideration for services rendered and to the salary of our new President Helen Teplitskaia, which was paid through the issuance of shares of common stock during the three months ended June 30, 2007, as described below, which expenses were not present during the three months ended June 30, 2006.

The $384,426 of salaries for the three months ended June 30, 2007, included $22,358 which was attributable to the our Chief Financial Officer, Elena Pochapski, of which $6,104 was accrued; $45,000 attributable to the salary of our Chief Executive Officer, David Zaikin, of which such $45,000 amount was accrued and $216,600 value of the 190,000 shares issued to David Zaikin (as described below under “Unregistered Sales of Equity Securities”); $79,800 attributable to the salary of our President Helen Teplitskaia, which was paid through the issuance of 70,000 shares (described below under “Unregistered Sales of Equity Securities”) and certain other amounts which were paid to various other officers, Directors, employees and consultants.

We had a net loss of $828,038 for the three months ended June 30, 2007, compared to a net loss of $1,567,913 for the three months ended June 30, 2006, a decrease in net loss of $739,875 or 47.2% from the prior period.  The decrease in net loss was mainly attributable to the $120,000 or 160% increase in management fees and by the $619,875 or 39.5% decrease in total expenses, namely the increase in salaries offset by the decrease in professional and consulting fees, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

We had revenues and other income of $360,000 for the six months ended June 30, 2007, which was primarily due to $55,000 of monthly management fees received from ZNG, Ltd for the months of April and May 2007 and monthly management fees of $85,000 for the month of June 2007. We had $150,000 of revenue and other income for the six months ended June 30, 2006, due solely to $150,000 of management fees received. In November 2006, the management fees we received pursuant to our Joint Venture increased from $25,000 per month to $55,000 per month and in June 2007, the management fees increased again to $85,000 per month. Revenues increased $210,000 or 140% for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, which increase was due solely to the increases in monthly management fees we receive in connection with the Joint Venture

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $1,497,131 for the six months ended June 30, 2007, compared to total expenses for the six months ended June 30, 2006, of $2,037,102, which represented a decrease in total expenses from the prior period of $539,971 or 26.5%.

The main reason for the decrease in total expenses for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, was a $924,891 decrease in professional and consulting fees, to $664,254 for the six months ended June 30, 2007, compared to $1,589,145 for the six months ended June 30, 2006, which decrease is largely attributable to 600,000 shares of common stock  issued to a consulting firm Business Standard, which had a value of $1,113,000 in connection with the acquisition of three additional licenses by ZNG in June 2006 and to $276,000 value of stock options granted to certain of our consultants during the six months ended June 30, 2006, which were not represented during the six months ended June 30, 2007, partially offset by increased fees of Business Standard, accrued on a monthly basis starting in January 2007. The decrease in professional and consulting fees was offset by a $399,507 increase in salaries to $468,069 for the six months ended June 30, 2007, compared to $68,562 for the six months ended June 30, 2006, mainly attributable to the salary of David Zaikin, who previously agreed during the 2006 fiscal year, including the six months ended June 30, 2006, to not accrue salary, but who since decided as of January 30, 2007, to once again accrue salary from the Company, and  the 190,000 shares of common stock issued to Mr. Zaikin during the three months ended June 30, 2007, in consideration for services rendered and to the salary of our new President Helen Teplitskaia, which was paid through the issuance of shares of common stock during the six months ended June 30, 2007, as described below, which expenses were not present during the six months ended June 30, 2006.

The $468,069 of salaries for the six months ended June 30, 2007, included $40,418 which was attributable to the our Chief Financial Officer, Elena Pochapski, of which $6,104 was accrued; $90,000 attributable to the salary of our Chief Executive Officer, David Zaikin, of which such $90,000 amount was accrued and $216,600 value of the 190,000 shares issued to David Zaikin (as described below under “Unregistered Sales of Equity Securities”); $79,800 attributable to the salary of our President Helen Teplitskaia, which was paid through the issuance of 70,000 shares (described below under “Unregistered Sales of Equity Securities”); and certain other amounts which were paid to various other officers, Directors, employees and consultants.

We had a net loss of $1,137,131 for the six months ended June 30, 2007, compared to a net loss of $1,887,102 for the six months ended June 30, 2006, a decrease in net loss of $749,971 or 39.7% from the prior period. The decrease in net loss was mainly attributable to the $210,000 or 140% increase in management fees and by the $539,971 or 26.5% decrease in total expenses, namely the decrease in professional and consulting fees, described above, offset by the increase in salaries for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $199,891 as of June 30, 2007, which included cash of $2,791; management fee receivable of $85,000, which represented amounts owed to us by ZNG, Ltd. in management fees, which amount has been paid to date; and prepaid expenses and other of $112,100.

We had total assets of $2,903,844 as of June 30, 2007, which included current assets of $199,891 and non-current assets of $2,703,953. Non-current assets included $2,700,000 of oil and gas properties, unproved, representing geological studies and data, which we received in connection with the purchase of KNG and $3,953 of property and equipment, net.

We had total liabilities of $1,650,574 as of June 30, 2007, which were solely current liabilities and which included $365,814 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to June 30, 2007; $53,628 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic and certain other expenses owed to Baltic; $532,348 of accounts payable to others for advisory and professional services rendered; and $698,784 of accrued payroll, which included $419,100 payable to our Chief Executive Officer, David Zaikin of which $216,600 was paid to Mr. Zaikin in July 2007, through the issuance of190,000 shares (described below under “Unregistered Sales of Equity Securities”), $90,000 relating to Mr. Zaikin’s salary for the six months ended June 30, 2007, which amount has been accrued, and $112,500 which was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $90,811 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $1,450,683 and a total pre development and development stage accumulated deficit of $6,805,486 as of June 30, 2007.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG is carried on our balance sheet at $-0- as of June 30, 2007. Our investment in ZNG will exceed $-0- at such time as ZNG has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

We had $8,784 of net cash flows for operating activities for the six months ended June 30, 2007, which resulted from payment of current liabilities  through the issuance of common stock, particularly  common stock and warrants worth $1,461,084 were issued for professional services and salaries offset by a $233,556 increase in accounts payable and accrued expenses, and $1,137,131 of net loss.

Pursuant to the Deed of Agreement, whereby Baltic agreed to loan ZNG approximately $12,000,000 to be used on seismic studies, the budget for the current program of seismic studies and drilling of the first four wells on ZNG’s licenses in 2007 was adopted by ZL’s Board. This budget amounted to US $14,998,000, or approximately $8 million British pounds. These funds were raised by Baltic’s parent company through a placement of shares. Of the total budgeted amount of $14,998,000, the sum of $9,659,000 is being provided through the ZNG loans described earlier and the sum of $5,339,000 is committed to be provided to ZNG, Ltd. The loans will not be dilutive to the Company's ownership in ZNG.

As of June 30, 2007, ZNG had received $10,107,000 pursuant to the New Loan, which amount includes $1,110,624 assumed by ZNG in connection with a previous loan made to ZNG. Total interest accrued as of June 30, 2007 was $1,115,000, including accrued interest on the previous loan. The total funding provided to ZNG, Ltd. and ZNG by Baltic as of June 30, 2007 was equal to $17.2 million plus accrued interest of approximately $1.9 million.

Under the Joint Venture, we currently receive $85,000 per month as a management fee from ZNG, Ltd. In addition to the monthly management fee, ZNG Ltd. agreed to lend $78,000 to us to pay for legal and consulting services in connection with establishing the Joint Venture. We received $29,000 of this amount in November 2005; and will receive the additional $49,000 if all five of the new licenses are awarded to ZNG, of which three have been awarded to date, and ZNG submits a letter from the relevant license authority of the Ministry of Natural Resources of the Russian Federation confirming such awards, of which there can be no assurance.

Since our transfer of ZNG to the Joint Venture, our only oil and gas operations separate from our ownership of 50% of ZNG, Ltd. has been through KNG, and we hope to be awarded oil and gas exploration licenses in connection with KNG during 2007. Moving forward, we believe that in the long run a number of trends will favorably affect our liquidity. These trends include the steady trend of economic growth in Russia in the recent years which is improving the liquidity of our potential customers, and may favorably impact our debt management and the increasing overall credit rating in Russia, which we hope will lead to increased foreign investment in Russian companies and which will benefit us as well.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders and with amounts received from the Joint Venture (described above), including $85,000 a month which the Company is to receive from ZNG, Ltd., pursuant to the Joint Venture. Additionally, ZNG has received approximately $1,110,624 from BP pursuant to a prior loan and another $8,996,376 pursuant to the New Loan, which had a total outstanding balance, including the assumed balance of the prior loan and accrued and unpaid interest on the prior loan and the New Loan as of June 30, 2007, of $10,107,000, which has been spent on various purposes, including paying consultants for services performed in connection with surveys previously performed on the licensed area. As the Joint Venture is now responsible for the funding of the operations of ZNG, we believe our expenditures in connection with ZNG will decrease in the upcoming periods. If we are unable to raise the additional funds required for the planned activities of the Joint Venture and for additional activities, separate from the Joint Venture, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

WE WILL NEED SUBSTANTIAL FINANCING AND SUBSTANTIAL TIME BEFORE WE ANTICIPATE GENERATING REVENUES THROUGH OUR OWNERSHIP OF ZNG, LTD., IF ANY.

The Company does not expect to generate any revenues through the operations of ZNG, other than the $85,000 a month that it will receive from ZNG, Ltd., of which there can be no assurance. Therefore, investors should keep in mind that even if ZNG is able to raise the substantial amounts of additional financing it requires for its operations, it could still be years before ZNG generates any revenue, if ever. Even if generated such revenues will likely not be great enough to sustain ZNG. If no revenues are generated and hydrocarbon reserves are not located, we may be forced to abandon or curtail our current business plan. If ZNG, which is 100% owned by the Company 50/50 joint venture ownership of ZNG, Ltd., were forced to abandon its business plan, the Company could be forced to abandon or curtail its business plan as well, which could cause the value of the Company's common stock to become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $3,080,336 for the year ended December 31, 2006, a net loss of $1,137,131 for the six months ended June 30, 2007 and a total accumulated deficit of $6,805,486 as of June 30, 2007. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of June 30, 2007, was $6,355,701, and our total cumulative deficit was $6,805,486 which included $449,785 of pre-development stage deficit. We had $698,784 in accrued and unpaid salaries and a working capital deficit of $1,450,683 as of June 30, 2007. The Company is currently being funded by existing shareholders and the $85,000 monthly payments, which the Company receives from the Joint Venture in connection with management fees, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of ZNG, Ltd. There is also a risk that KNG will not be awarded the licenses for which it has applied. If throughout ZNG's oil exploration (and KNG’s, assuming it is awarded the licenses for which it has applied, of which there can be no assurance), no viable wells are found, and consequently, we generate only minimal revenues through ZNG, Ltd. (and/or through KNG), we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

Our Company currently has a poor financial position. We have generated only minimal revenues to date, and we have not discovered any hydrocarbon reserves or begun production on any wells. There is a risk that we will not find enough, or even any, viable wells which we require to generate enough profits for your investment in our Company to appreciate. If we never generate any revenues, our Company may be forced to curtail or abandon its business plan and your shares may become worthless.

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

THERE IS UNCERTAINTY AS TO OUR ABILITY TO ENFORCE CIVIL LIABILITIES BOTH IN AND OUTSIDE OF THE UNITED STATES DUE TO THE FACT THAT OUR OFFICERS, DIRECTORS AND ASSETS ARE NOT LOCATED IN THE UNITED STATES.

Our officers and Directors, our properties and licenses, and the majority of our assets are located in countries other than the United States, including Canada and Russia. As a result, it may be difficult for shareholders to effect service of process within the United States on our officer and Director. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the United States or any state thereof, both in and outside of the United States.

WE FACE RISKS ASSOCIATED WITH THE FACT THAT THE MAJORITY OF OUR OPERATIONS THROUGH OUR JOINT VENTURE ARE CONDUCTED IN RUSSIA, AND THE LICENSES OWNED THROUGH OUR JOINT VENTURE ARE IN RUSSIA.

Zauralneftegaz, Ltd. which we own 50% of through our Joint Venture holds licenses to certain oil and gas properties in the Kurgan Region of Russia.  As a result, we are subject to various risks associated with doing business in Russia relating to Russia's economic and political environment. As is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in a more mature free market economy and, in recent years, Russia has undergone substantial political, economic and social change. Furthermore, in recent years the Russian government has unilaterally annexed certain oil and gas properties and companies for the government, and there can be no assurance that if commercially exploitable oil and gas reserves are found on our properties, that such properties will not be annexed or otherwise claimed by the Russian government.  Our failure to manage the risks associated with doing business in Russia could have a material adverse effect upon our results of operations.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Under Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer who fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period are de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. Therefore, if we are late in filing a periodic report three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such,  our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

AS THERE IS CURRENTLY ONLY A LIMITED MARKET FOR OUR COMMON STOCK, THE MARKET FOR OUR COMMON STOCK MAY CONTINUE TO BE ILLIQUID, SPORADIC AND VOLATILE.

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

In May 2007, Tim Peara, our Director, exercised 50,000 of the options he held to purchase shares of our common stock at an exercise price of $0.30 per share.  Mr. Peara used the cashless exercise provision of the options and received 41,935 restricted shares of our common stock in connection with the exercise of the options, based on the fair market value of the common stock on the date he exercised of $1.86. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of shares did not involve a public offering, the recipient took the shares for investment and we took steps to restrict the transfer of the shares. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by us.

In May 2007, we issued 13,000 restricted shares of common stock to an individual, Valdimir Orlov in partial payment of amounts owed to him in connection with services rendered. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

In June 2007, we issued 70,000 shares of restricted common stock to our President, Helen Teplitskaia, of which 50,000 shares was a sign-on bonus in connection with her agreeing to be an officer of the Company in May 2007, and 20,000 shares were part of her compensation package with the Company, whereby she is to be paid 10,000 shares per month for her service to the Company, which shares were issued for services rendered in May and June 2007. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

In June 2007, Mr. Viktor Repin exercised 300,000 of the options he held to purchase  shares of our restricted common stock at an exercise price of $1.00 per share and  400,000 of the options he held to purchase  shares of our restricted common stock  at an exercise price of $1.05 per share. Mr. Repin used the cashless exercise provision of the options and received a total of 250,000 shares of our common stock in the name of his nominee Sergei Tomnikov, in connection with the exercise of the options, based on the fair market value of the common stock on the date he exercised of $1.60. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

In June 2007, LLC Business Standard exercised 800,000 of the options it held to purchase shares of our restricted common stock at an exercise price of $1.05 per share. Business Standard used the cashless exercise provision of the options and received 275,000 shares of our common stock for it and its nominees in connection with the exercise of the options, based on the fair market value of the common stock on the date he exercised of $1.60. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

On June 30, 2007, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 55,233 shares of our common stock at an exercise price of $1.14 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of warrants did not involve a public offering, the recipient took the warrants for investment and we took steps to restrict the transfer of the warrants. No underwriters or agents were involved in the foregoing grant and no underwriting discounts or commissions were paid by us.

In July 2007, we issued an aggregate of 190,000 restricted shares of common stock to David Zaikin, our Chief Executive Officer, and certain of his assigns, in consideration for services rendered during the first two quarters of 2007. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

In July 2007, we issued an aggregate of 250,000 shares of restricted common stock to Business Standard and its nominees in consideration as a six month bonus for services rendered to the Company and its 50% owned Joint Venture, Zauralneftegaz, Ltd., during the first two quarters of 2007. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On or around August 9, 2007, the Company’s Chief Executive Officer, David Zaikin, entered into a Stock Purchase Agreement with LLC “Business Standard.” Pursuant to the Stock Purchase Agreement, Mr. Zaikin agreed to purchase 400,000 restricted shares of the Company’s common stock from Business Standard, for aggregate consideration of $500,000 or $1.25 per share. The closing date of the Stock Purchase Agreement is scheduled to occur on August 30, 2007, or at such other time as the parties agree.

Mr. Zaikin entered into the Stock Purchase Agreement because he personally believes that the Company’s common stock has significant value. None of the Company’s officers and Directors are currently selling nor do they have any immediate plans to sell any shares of the Company’s common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit No.	Description of Exhibit

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9 (2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10 (2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11 (3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12 (3)	Agreement with Business - Standard (translated from Russian version)

10.13 (3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14 (3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15 (3)	Deed of Amendment between ZNG and BP

10.16 (3)	Deed of Amendment between the Company and BP

10.17 (4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18 (5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19 (5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35*	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

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

(12) Filed as an Exhibit to our Report on Form 10-QSB filed with the Commission on May 15, 2007, and incorporated herein by reference.

b) Reports on Form 8-K:

We filed the following report on Form 8-K during the period covered by this report:

o	On July 31, 2007, we filed a Report on Form 8-K to report our filing of a press release regarding the status of the well drilled by ZNG on the Privolny license.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: August 14, 2007	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer