Form 10QSB
period 2007-09-30
Siberian Energy Group Inc.
filed 2007-11-19
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(212) 828-3011
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 2007, 16,308,065 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Traditional Small Business Disclosure Format (Check One): Yes [   ] No [X].

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIBERIAN ENERGY GROUP INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS

September 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of September 30, 2007, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended September 30, 2007 and 2006, and the cumulative period of development stage activity (January 1, 2003 through September 30, 2007).   These financial statements are the responsibility of the Company’s management.

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

Lumsden & McCormick, LLP
Buffalo, New York
November 13, 2007

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash	$85,761	$1,435
Management fee receivable	-	110,000
Prepaid expenses and other	57,321	5,272
	143,082	116,707

Investment in joint venture	-	-

Oil and gas properties, unproved	2,700,000	2,700,000

Property and equipment, net	3,828	2,565

	$2,846,910	$2,819,272

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$241,898	$362,166
Related party - Baltic Petroleum, interest at 14%	55,127	50,615
Others	349,692	459,561
Accrued payroll	463,983	1,011,788
	1,110,700	1,884,130

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
16,308,030 and 14,112,961 issued and outstanding	16,308	14,113
Additional paid-in capital	8,713,199	6,593,829
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(6,533,365)	(5,218,570)
Accumulated other comprehensive income (loss)	(10,147)	(4,445)
	1,736,210	935,142

	$2,846,910	$2,819,272

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
					For the
Condensed Consolidated Statements of Operations					cumulative
					period of
					Development
					Stage Activity-
	For the three		For the nine		January 1, 2003
	months ended		months ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

Revenues and other income:
Management fees from joint venture	$255,000	$75,000	$615,000	$225,000	$1,050,000
Gain from entrance into joint venture	-	-	-	-	364,479
Other	-	-	-	-	6,382
Total revenues and other income	255,000	75,000	615,000	225,000	1,420,861

Expenses:
Salaries	111,487	32,994	579,556	101,556	2,457,623
Professional and consulting fees	125,233	166,111	789,487	1,755,256	3,439,133
Rent and occupancy	11,893	9,912	34,462	29,658	210,705
Depreciation and amortization	142	86	357	253	103,074
Finance charges and interest	1,499	2,626	4,513	8,890	62,889
Marketing and other	182,410	130,903	521,420	484,121	1,680,802
Total expenses	432,664	342,632	1,929,795	2,379,734	7,954,226

Loss before income taxes	177,664	267,632	1,314,795	2,154,734	6,533,365

Provision for income taxes (benefit)	-	-	-	-	-

Net loss (development stage)	$177,664	$267,632	$1,314,795	$2,154,734	$6,533,365

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.09)	$(0.19)	$(0.67)

Weighted average number of basic and
diluted common shares outstanding	16,130,204	11,671,174	15,318,012	11,582,245	9,762,284

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through September 30, 2007

	Common Stock
			Additional
	Number of		Paid-In
	Shares	Par Value	Capital

Balance, January 1, 2003 (pre-development stage)	4,902,886	$4,903	$430,195

Loss for the year - 2003	-	-	-

Shares issued in acquisition (ZNG)	1,000,000	1,000	(1,000)

Balance, December 31, 2003	5,902,886	$5,903	$429,195

Loss for the year - 2004	-	-	-

Foreign currency translation adjustment	-	-	-

Shares issued in acquisition (ZNG)	3,450,000	3,450	746,550

Shares issued for professional services	50,000	50	9,950

Other	-	-	34,426

Balance, December 31, 2004	9,402,886	$9,403	$1,220,121

Loss for the year - 2005	-	-	-

Foreign currency translation adjustment	-	-	-

Shares issued for professional services	385,000	385	138,365

Shares issued for accrued salaries	1,700,000	1,700	210,800

Warrants granted for professional services	-	-	217,000

Balance, December 31, 2005	11,487,886	$11,488	$1,786,286

Loss for the year - 2006	-	-	-

Foreign currency translation adjustment	-	-	-

Shares issued for employee stock option plan and warrants	195,000	195	45,305

Shares issued for geological data	1,900,000	1,900	2,235,100

Shares issued for professional services	1,139,499	1,140	1,685,351

Warrants granted for professional services	-	-	841,177

Shares cancelled	(609,424)	(610)	610

Balance, December 31, 2006	14,112,961	$14,113	$6,593,829

Loss for nine months - 2007

Foreign currency translation adjustment

Shares issued for employee stock option plan and warrants	566,935	567	80,828

Shares issued for geological data	200,000	200	285,800

Shares issued for accrued salaries	745,000	745	979,855

Shares issued for professional services	683,134	683	772,887

Balance, September 30, 2007	16,308,030	$16,308	$8,713,199

See accompanying notes.

	Accumulated
	Other
Accumulated	Comprehensive		Comprehensive
Deficit	Income (Loss)	Total	Loss

$(449,785)	$-	$(14,687)

(422,516)	-	(422,516)	$(422,516)

-	-	-

$(872,301)	-	$(437,203)

(833,567)	-	(833,567)

-	(53,120)	(53,120)	$(886,687)

-	-	750,000

-	-	10,000

-	-	34,426

$(1,705,868)	$(53,120)	$(529,464)

(882,151)		(882,151)

-	50,614	50,614	$(831,537)

-	-	138,750

-	-	212,500

-	-	217,000

$(2,588,019)	$(2,506)	$(792,751)

(3,080,336)	-	(3,080,336)

-	(1,939)	(1,939)	$(3,082,275)

-	-	45,500

-	-	2,237,000

-	-	1,686,491

-	-	841,177

-	-	-

$(5,668,355)	$(4,445)	$935,142

(1,314,795)		(1,314,795)

	(5,702)	(5,702)	$(1,320,497)

-	-	81,395
		-
-	-	286,000
		-
-	-	980,600

-	-	773,570

$(6,983,150)	$(10,147)	$1,736,210

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			September 30,
For the nine months ended September 30,	2007	2006	2007

Cash flows from operating activities:
Net loss (development stage)	$(1,314,795)	$(1,887,102)	$(6,533,365)
Depreciation and amortization	357	167	103,074
Common stock and warrants issued	2,121,565	1,039,980	4,987,983
Gain from entrance into joint venture	-	-	(364,479)
Changes in other current assets and current liabilities:
Prepaid expenses and other assets	57,951	25,000	(210,713)
Accounts payable and accrued expenses	(773,430)	845,999	3,101,538
Net cash flows from operating activities	91,648	24,044	1,084,038

Cash flows from investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	(1,620)	-	(5,851)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net cash flows for investing activities	(1,620)	-	(1,130,556)

Cash flows from financing activities:
Net proceeds from demand loan	-	-	62,500
Common stock issued for employee stock option plan	-	14,000	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	-	14,000	142,426

Effect of exchange rates on cash	(5,702)	(3,314)	(10,147)

Net increase in cash	84,326	34,730	85,761

Cash - beginning	1,435	11,551	-

Cash - ending	$85,761	$46,281	$85,761

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements of Siberian Energy Group Inc. (the Company) include the accounts of the Company and its 100% owned subsidiaries.  These financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC) interim reporting, and do not include all of the information and note disclosures required by generally accepted accounting principles.  These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial positions, results of operations, and cash flows for the periods presented.  Accounting policies used in fiscal 2007 are consistent with those used in the cumulative period of Development Stage Activity – January 1, 2003 through September 30, 2007.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.  Interim operating results are not necessarily indicative of operating results for any future interim period or the full year.

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

On October 14, 2005, the Company entered into a joint venture agreement with a third party, Baltic Petroleum Limited (Baltic).  The Company transferred 100% of its ownership interest in ZNG to the Joint Venture Zauralneftagaz Limited, UK (ZL) and transferred 50% of the Joint Venture interest to Baltic for $175,000 and the agreement by Baltic to provide future funding to the Joint Venture as detailed in a Joint Venture Shareholders’ Agreement.   ZL is currently drilling its second well based on the recommendations from the analysis of the first Privolny-1 well and continues geological exploration works throughout the territory of its five licenses covering in total 740 thousand acres.  These operations are funded via loans provided to ZL and ZNG by a financing company wholly owned by Baltic. Loans are guaranteed by ZL’s holdings in ZNG. As of September 30, 2007 the total amounts provided through such loans to ZL and ZNG were equal to $19.9 million plus accrued interest of approximately $2.7 million.

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

 Additional details surrounding the Company’s involvement in the Joint Venture follow:

•
During the arrangement, the Company will receive a monthly management fee of $25,000 from ZNG ($55,000 effective November 2006).  Management fees for the period June through October 2007 were paid at the rate of $85,000 per month;

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

On October 22, 2007, Konda was awarded two 5-year oil and gas exploration licenses in the Khanty-Mansiysk district of Russia, covering a total of 166,000 acres.

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

3.  Income Taxes:

At September 30, 2007, the Company has estimated U.S. tax net operating loss carryforwards totaling approximately $5,252,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2027.  No tax benefit has been reported in the financial statements, since the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $1,015,000 estimated cumulative tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

4.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options may have had a dilutive effect on earnings per share had the Company generated income during the periods through September 30, 2007.

5.  Going Concern:

These financial statements have been prepared assuming the Company will continue as a going concern. However, since inception of its current endeavor in 2003, it has not earned substantial revenues and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern.

Management is of the opinion that the Joint Venture arrangement established in 2005 will successfully generate allocable profits to the Company in the near term.

For the cumulative period ended September 30, 2007, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ from the going concern basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2007.

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

Until October 14, 2005, the Company's operations were conducted solely through its then wholly owned subsidiary, Zaural Neftegaz ("ZNG") a development stage oil and gas exploration company located in the Western Siberian Region of Russia. However, on October 14, 2005, the Company entered into a Joint Venture agreement, whereby the Company transferred 100% of the ownership of ZNG to a newly formed Joint Venture company, Zauralneftegaz Limited, a company organized under the laws of the United Kingdom ("ZNG, Ltd."), of which the Company owns 50% pursuant to the Joint Venture agreement entered into on October 14, 2005 (as described in greater detail below under “Joint Venture”). From October 14, 2005 to December 13, 2006, the Company had no oil and gas operations except through its ownership of 50% of ZNG, Ltd. On December 13, 2006, the Company entered into an Interest Purchase Agreement with Key Brokerage, whereby the Company purchased 100% of the issued and outstanding common stock of Kondaneftegaz, LLC (“KNG”), a Russian limited liability company, which was created in 2004 for the purpose of oil and gas exploration in the Khanty-Mansiysk district of Western Siberia, Russia. On October 22, 2007, KNG was awarded two oil and gas exploration licenses for the Karabashsky-61 and Karabashsky-67 blocks located in the Khanty-Mansiysk Autonomous Region.  KNG also has eight more outstanding applications for exploration licenses filed with the Russian authorities, which auctions have not occurred to date.

Moving forward the Company currently plans to focus on the exploration and potential development of any licenses acquired by KNG through government auctions in fiscal 2007 and working with its partner in the Joint Venture, Baltic Petroleum (E&P) Limited ("BP" or "Baltic"), to continue the oil and gas exploration activities through their co-ownership of the Joint Venture and ZNG.

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

In October 2007, KNG was awarded two oil & gas exploration licenses in Khanty-Mansiysk region in West Siberia, Russia for the Karabashsky-61 and Karabashsky-67 blocks located in the Khanty-Mansiysk Autonomous Region, Russian Federation. The license areas together cover 166,000 acres and are situated in the territory of the Urals oil and gas bearing area. In accordance with the Sketch map of oil and gas deposits of the West-Siberian province, the license areas lie in the territory of the Urals oil and gas bearing area.

On November 7, 2007, the Board of Directors of the Company approved the issuance of 2,000,000 shares of common stock to Key Brokerage, in connection with the successful acquisition of two new oil and gas exploration licenses by Kondaneftegaz LLC. The shares had not been issued as of November 9, 2007, however, so have not been included in the number of issued and outstanding shares disclosed throughout this report.

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

In March 2003, ZNG acquired four 5-year exploration licenses covering a total of 643,000 acres through a government tender. Upon expiration of the licenses in March 2008, ZNG will have, subject to the signing of the Subsoil Legislation, preferential right to apply for the full production license for the term of 25 years.

In June 2006, through participation in governmental auctions, ZNG successfully obtained three more oil and gas licenses in the Kurgan region of Siberia, Russia: the Yuzhno-Voskresensky, Petukhovsky and Lebyazhevsky parcels. The new licenses are for the period of 25 years and allow both exploration and production on the licensed areas. The total cost paid at the auctions for the three new licenses by ZNG was approximately $425,000.  All the licensed areas are located in the Eastern part of Kurgan region, have well-developed infrastructure, including close proximity to the major oil pipeline, and have available existing prior geological data.

ZNG also has outstanding applications for two more parcels in the same area - Zapadno-Petukhovsky and Orlovo-Pashkovsky-2. The anticipated auction dates for these licenses are currently unknown and there can be no assurance that ZNG will be awarded the licenses to the parcels at auction.

As of September 2007, ZNG had performed the following research and exploration works on its licensed areas:

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

•
Performed drilling of the first prospect located in the Privolny block, Privolny-1. ZNG believes that the original objective of the Privolny-1 exploration well, which was to substantiate the interpretation of seismic data obtained in 2006, together with other geophysical and geochemical work conducted over the last two years ,has been achieved . ZNG believes that the Privolny-1 Well will help provide an improved analysis which will allow it to create a work program including the drilling of at least two more exploration wells; and

The data gathered by the drilling of the Privolny-1 well allowed ZNG to determine with a greater degree of confidence the exact location of the second exploration well, Mokrousovsky-1, which spudding (drilling) started on September 25, 2007. The target depth of the Mokrousovsky-1 well is currently expected to be 2,400 meters (approximately 7,875 feet).

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

As of September 2007, ZNG holds five exploration licenses in the Kurgan region, including the Privolny block, covering 123 acres; the Mokrousovsky block, covering 235 acres; the Yuzhno-Voskresensky block, covering 127 acres; the Petuhovsky covering 206 acres; and the Lebyazhevsky block, covering 738 acres.

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

•
The core samples from the Privolny-1 well were obtained in the Middle Carboniferous-Moscovian and Upper and Middle Devonian sections, including lean source rocks lying within the oil maturation window.  The cores and electric logs obtained from the Privolny-1 well will be analyzed and the results will determine whether the well is to be further deepened to prospective geological horizons;

•
The exploration well Privolny 1, was extended to 2,400 meters (7,875 feet) from the original planned target depth of 2,000 meters (6,562 feet). The drilling on the Privolny-1 well was temporarily put on hold at the end of July 2007, pending further analysis of the data on both the Privolny-1 and Mokrousovsky wells, and has not resumed as of the date of this report; and

•
The Privolny-1 exploration well is awaiting final geological reports regarding certain hydrocarbon results in the lower sections. Although non-commercial, these provide encouragement for future exploration activity in the area. Additionally, sufficient data has been gathered through the Privolny-1 well to enable a tie in to the adjoining Mokrousovsky license block.

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

•	A drilling location has been recommended by RPS for the prospect, based on the strong structure and geochemical coincidence, which drilling has not begun to date;
•	The data gathered by the drilling of the Privolny-1 well allowed ZNG to determine with a greater degree of confidence the exact location of the drilling of its second well, the Mokrousovsky-1; and
•
ZNG has signed the contract for drilling of the Mokrousovsky-1 well with a reputable Russian drilling Company. The Mokrousovcky-1 well was spudded (began drilling) on September 25, 2007; and has a target depth of 2,400 meters (7,875 feet).

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

The operations of the Joint Venture are funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of September 30, 2007 the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $19.9 million plus accrued interest of approximately $2.7 million.

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

•
On January 16, 2007, ZNG and Caspian entered into a Deed of Variation of the Loan Agreement, whereby, inter alia, the Lender agreed to make available to ZNG an additional loan facility of US$2,000,000;

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

The total outstanding balance of the New Loan provided up to September 30, 2007, was $12,393,134, including $10,782,068 of principal and $1,611,066 of interest accrued as of September 30, 2007.

Funding to ZNG, Ltd. is provided by Caspian on the same terms as to ZNG, through the mechanism of intercompany billing within Baltic and certain companies affiliated with Baltic. As of September 30, 2007, the total loan to ZNG, Ltd. from Caspian totaled $8,845,342, including $7,846,104 of principal and accrued interest of $999,238. In addition, ZNG, Ltd. owes $1,454,468 directly to Baltic for unpaid management fees and accrued interest through September 30, 2007.

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

Terms of loans to ZNG, Ltd. and ZNG:

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

If ZNG, Ltd. fails to pay the amounts owed to Caspian pursuant to the Pledge Agreement, Caspian can sell the 100% interest in ZNG at public auction, in one or several sales, with an opening bid price of seventy five percent (75%) of the value set forth for the value of ZNG in the Pledge Agreement ($7,705,079) at the first public auction and fifty percent (50%) of the value set forth in the Pledge Agreement at the second public auction. If the opening bid for ZNG is not met at either the first or second public auction, Caspian shall have the right to retain ZNG, with its value equal to 90% of the value set at the second auction, and set-off its claims secured by ZNG, Ltd. by such value. If ZNG is sold at public auction, any and all proceeds from such sale received by Caspian shall be applied towards the discharge of the amounts owed by ZNG, Ltd. to Caspian.

Deed of Agreement

On July 26, 2006, we entered into a Deed of Agreement with Baltic Petroleum (E&P) Limited ("BP" or "Baltic") and ZNG. Pursuant to the Deed of Agreement, BP agreed to allow the drawdown by ZNG, within 10 days of the date of the Deed of Agreement, of certain funds from Caspian under the New Loan, including:

o
$185,000 paid to Business Standard, which was owed to Business Standard from ZNG in consideration for Business Standard assisting ZNG with the process of the granting of the three oil and gas licenses awarded to ZNG in June 2006;

o	$170,000 paid to Mr. Victor Repin (a significant shareholder of the Company) and Sergey Potapov (a Director of the Company) in final settlement of amounts due to them by ZNG; and

o	$44,000 to ZNG's landlord in full settlement of all sums due in connection with the rent on ZNG's offices in Kurgan, Russia.

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

On September 30, 2007, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 51,352 shares of our common stock at an exercise price of $0.74 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We were also obligated to pay AEF approximately $21,568 during the three months ended September 30, 2007 (equal to 1% of Baltic’s approximately $2,156,790 investment in the Joint Venture in the third quarter of 2007); which amount has not been paid to date.

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

In June 2007, we issued 70,000 shares of restricted common stock to our President, Helen Teplitskaia, of which 50,000 shares was a sign-on bonus in connection with her agreeing to be an officer of the Company in May 2007, and 20,000 shares were part of her compensation package with the Company, whereby she is to be paid 10,000 shares per month for her service to the Company, which shares were issued for services rendered in May and June 2007.  In August 2007, Ms. Teplitskaia was issued an additional 20,000 shares for her services to the Company for the months of July and August 2007.

In July 2007, Mr. Zaikin agreed to transfer 40,000 shares of the Company's restricted common stock which he held to the Toronto Jewish Russian Academy Ohr Menahem (the "TJRA”). The shares were transferred to the TJRA as a charitable donation from Mr. Zaikin personally.

In July 2007, Ms. Pochapski agreed to transfer 75,000 shares of the Company's restricted common stock which she held to the Jewish- Russian Community Center (the "JRCC”). The shares were transferred to the JRCC as a charitable donation from Ms Pochapski personally.

Global Consulting Group Agreement

With an effective date of April 10, 2007, we entered into an agreement with The Global Consulting Group (“Global”), whereby Global agreed to perform investor relations and medial communications services for us for the period of one (1) year, which agreement is automatically renewable for additional one (1) year periods if not terminated prior as described below. Pursuant to the Global agreement, we agreed to pay Global $12,000 per month during the term of the agreement (subject to 3% yearly increases, if such agreement is not terminated prior to the one (1) year anniversary of the agreement), and pay Global one time bonuses of $5,000 upon the achievement of any of the following goals: our common stock being listed on the AMEX; a valuation of our common stock of at least $40 million for more than 30 days; and/or any feature story in a top tier media outlet (The Wall Street Journal, The New York Times or similar publication). We also agreed to pay Global’s reasonable out of pocket expenses, subject to prior approval for any expense over $300 and to indemnify Global against any losses they may incur as a result of the Global agreement up to a maximum of $10,000.  We have since terminated the Global agreement and are currently in negotiations with Global regarding the settlement of such terminated agreement.

Recent Events

In October 2007, the Company entered into a Settlement Agreement and Mutual Release with its former consultant, Aspen Management Inc. and its principals (“Aspen”).  Pursuant to the agreement, we and Aspen agreed to release any claims or causes of action, whatsoever, that we have against each other, and we agreed to pay Aspen a total of $12,500, and Aspen agreed to return any and all Company documents and materials which it has in its possession.

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

The Company also plans to put a large part of its resources into KNG, and the licenses which KNG has applied for. On October 22, 2007, KNG received 2 licenses of ten for which it had applied for between 2005 and 2006.  If KNG is granted any or all of the 8 additional licenses it applied for in November 2005 and May 2006, the Company anticipates conducting oil and gas exploration surveys and studies on those licenses, as well as the two licenses granted in October 2007, funding permitting, of which there can be no assurance.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $241,898 and $362,166 were payable to the stockholders as of September 30, 2007 and December 31, 2006, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

We had revenues and other income of $255,000 for the three months ended September 30, 2007, which was due solely to monthly management fees of $85,000 received from ZNG, Ltd. We had $75,000 of revenue and other income for the three months ended September 30, 2006, due solely to $75,000 of management fees received, at the rate of $25,000 of management fees per month. In November 2006, the management fees we received pursuant to our Joint Venture increased from $25,000 per month to $55,000 per month and in June 2007 the monthly management fees increased again to $85,000 per month. Revenues increased $180,000 or 240% for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, which increase was due to the increases in management fees received in connection with the Joint Venture.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $432,664 for the three months ended September 30, 2007, compared to total expenses for the three months ended September 30, 2006, of $342,632, which represented an increase in total expenses from the prior period of $90,032 or 26%.

The main reason for the increase in total expenses for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was a $78,493 increase in salaries, to $111,487 for the three months ended September 30, 2007, compared to $32,994 for the three months ended September 30, 2006, mainly attributable to the salary of David Zaikin, who previously agreed during the 2006 fiscal year, including the three months ended September 30, 2006, to not accrue salary, but who since decided as of January 30, 2007, to once again accrue salary from the Company, and to the salary of our President Helen Teplitskaia, which was paid through the issuance of shares of common stock during the three months ended September 30, 2007, at the rate of 10,000 shares per month and a one-time signing bonus of 50,000 shares, and a $51,507 or 39% increase in marketing and other expenses, to $182,410 for the three months ended September 30, 2007, compared to $130,903 for the three months ended September 30, 2006, which was offset by a $40,878 or 24.6% decrease in professional and consulting fees, to $125,233 for the three months ended September 30, 2007, compared to $166,111 for the three months ended September 30, 2006, in connection with the fact, that management performed more marketing activities and conducted more business travel, while also decreasing the amount of outsourcing of advisory services during the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

The $111,487 of salaries for the three months ended September 30, 2007, included $23,506 which was attributable to the our Chief Financial Officer, Elena Pochapski, of which $6,470 was accrued; $45,000 attributable to the salary of our Chief Executive Officer, David Zaikin, of which such $45,000 amount was accrued and $21,900 related to the value of the 30,000 shares issued to our President Helen Teplitskaia (described below under “Unregistered Sales of Equity Securities”), relating to her services to the Board of Directors during the three months ended September 30, 2007 (10,000 shares per month), as well as certain other amounts which were paid to various other officers, Directors, employees and consultants.

We had a net loss of $177,664 for the three months ended September 30, 2007, compared to a net loss of $267,632 for the three months ended September 30, 2006, a decrease in net loss of $89,968 or 33.6% from the prior period.  The decrease in net loss was mainly attributable to the $180,000 or 240% increase in management fees for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

We had revenues and other income of $615,000 for the nine months ended September 30, 2007, which was due solely to $55,000 of monthly management fees received from ZNG, Ltd for the months of January through May 2007 and monthly management fees of $85,000 for the months of June through September 2007. We had $225,000 of revenue and other income for the nine months ended September 30, 2006, due solely to $225,000 of management fees received. In November 2006, the management fees we received pursuant to our Joint Venture increased from $25,000 per month to $55,000 per month and in June 2007, the management fees increased again to $85,000 per month. Revenues increased $390,000 or 173% for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, which increase was due solely to the increases in monthly management fees we receive in connection with the Joint Venture.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $1,929,795 for the nine months ended September 30, 2007, compared to total expenses for the nine months ended September 30, 2006, of $2,379,734, which represented a decrease in total expenses from the prior period of $449,939 or 18.9%.

The main reason for the decrease in total expenses for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was a $965,769 or 55% decrease in professional and consulting fees, to $789,487 for the nine months ended September 30, 2007, compared to $1,755,256 for the nine months ended September 30, 2006, which decrease is largely attributable to 600,000 shares of common stock  issued to a consulting firm Business Standard, which had a value of $1,113,000 in connection with the acquisition of three additional licenses by ZNG in June 2006 and to $276,000 value of stock options granted to certain of our consultants during the nine months ended September 30, 2006, which were not represented in as significant amounts during the nine months ended September 30, 2007, partially offset by increased fees of Business Standard, accrued on a monthly basis starting in January 2007. The decrease in professional and consulting fees was mainly offset by a $478,000 or 479% increase in salaries to $579,556 for the nine months ended September 30, 2007, compared to $101,556 for the nine months ended September 30, 2006, mainly attributable to the salary of David Zaikin, who previously agreed during the 2006 fiscal year, including the nine months ended September 30, 2006, to not accrue salary, but who since decided as of January 30, 2007, to once again accrue salary from the Company, and  the 190,000 shares of common stock issued to Mr. Zaikin during the nine months ended September 30, 2007, in consideration for services rendered and to the salary of our new President Helen Teplitskaia, which was paid through the issuance of shares of common stock during the nine months ended September 30, 2007, as described below, which expenses were not present during the nine months ended September 30, 2006.

The $579,556 of salaries for the nine months ended September 30, 2007, included $63,924 which was attributable to our Chief Financial Officer, Elena Pochapski, of which $6,470 was accrued; $351,600 attributable to the salary of our Chief Executive Officer, David Zaikin, of which $135,000 was accrued and $216,600 representing the value of the 190,000 shares issued to David Zaikin (as described below under “Unregistered Sales of Equity Securities”); $101,700 attributable to the salary of our President Helen Teplitskaia, payable through the issuance of shares of common stock (described below under “Unregistered Sales of Equity Securities”); and certain other amounts were paid to various other officers, Directors, employees and consultants.  As of September 30, 2007,  Ms. Teplitskaia had earned 100,000 shares of common stock (50,000 as a bonus and 10,000 per month) in consideration for her services to the Company as President, of which 10,000 shares remain unissued as of the date of this filing (and are therefore not included in the number of issued and outstanding shares disclosed throughout this report), representing services rendered during September 2007.

We had a net loss of $1,314,795 for the nine months ended September 30, 2007, compared to a net loss of $2,154,734 for the nine months ended September 30, 2006, a decrease in net loss of $839,939 or 39% from the prior period. The decrease in net loss was mainly attributable to the $390,000 or 173% increase in management fees and by the $449,939 or 18.9% decrease in total expenses, namely the decrease in professional and consulting fees, described above, offset by the increase in salaries for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $143,082 as of September 30, 2007, which included cash of $85,761; and prepaid expenses and other of $57,321.

We had total assets of $2,846,910 as of September 30, 2007, which included current assets of $143,082 and non-current assets of $2,703,828. Non-current assets included $2,700,000 of oil and gas properties, unproved, representing geological studies and data, which we received in connection with the purchase of KNG and $3,828 of property and equipment, net.

We had total liabilities of $1,110,700 as of September 30, 2007, which were solely current liabilities and which included $241,898 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to September 30, 2007; $55,127 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic and certain other expenses owed to Baltic; $349,692 of accounts payable to others for advisory and professional services rendered; and $463,983 of accrued payroll, which included $135,000 payable to our Chief Executive Officer, David Zaikin, which amount has been accrued, and $112,500 which was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $84,707  payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $967,618 and a total pre-development and development stage accumulated deficit of $6,983,150 as of September 30, 2007.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG is carried on our balance sheet at $-0- as of September 30, 2007. Our investment in ZNG will exceed $-0- at such time as ZNG has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

We had $91,648 of net cash flows from operating activities for the nine months ended September 30, 2007, which resulted from payment of current liabilities through the issuance of common stock, particularly common stock and warrants worth $2,121,565 were issued for professional services and salaries offset by a $773,430 decrease in accounts payable and accrued expenses, and $1,314,795 of net loss.

Pursuant to the Deed of Agreement, whereby Baltic agreed to loan ZNG approximately $12,000,000 to be used on seismic studies, the budget for the current program of seismic studies and drilling of the first four wells on ZNG’s licenses in 2007 was adopted by ZNG, Ltd.’s Board. This budget amounted to US $14,998,000, or approximately $8 million British pounds. These funds were raised by Baltic’s parent company through a placement of shares. Of the total budgeted amount of $14,998,000, the sum of $9,659,000 is being provided through the ZNG loans described earlier and the sum of $5,339,000 is committed to be provided to ZNG, Ltd. The loans will not be dilutive to the Company's ownership in ZNG.

As of September 30, 2007, ZNG had received $12,393,134 pursuant to the New Loan, which amount includes $1,110,624 assumed by ZNG in connection with a previous loan made to ZNG. Total interest accrued as of September 30, 2007 was $1,611,066 , including accrued interest on the previous loan. The total funding provided to ZNG, Ltd. and ZNG by Baltic as of September 30, 2007 was equal to $19.9  million plus accrued interest of approximately $2.7 million.

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

Since our transfer of ZNG to the Joint Venture, our only oil and gas operations separate from our ownership of 50% of ZNG, Ltd. has been through KNG which was awarded two oil and gas exploration licenses in October 2007. Moving forward, we believe that in the long run a number of trends will favorably affect our liquidity. These trends include the steady trend of economic growth in Russia in the recent years which is improving the liquidity of our potential customers, and may favorably impact our debt management and the increasing overall credit rating in Russia, which we hope will lead to increased foreign investment in Russian companies and which will benefit us as well.

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

Additionally, we are currently reviewing our status as a U.S. reporting Company, and our management may decide it is more advantageous for us to go private, cease our public reporting in the future, and/or trade our common stock on alternative markets or exchanges in Europe in the future (or to dual list our stock on multiple exchanges), which could cause any investment in the Company to become illiquid or worthless if such transaction were to occur (see also “Risk Factors” below”).

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders and with amounts received from the Joint Venture (described above), including $85,000 a month which the Company is to receive from ZNG, Ltd., pursuant to the Joint Venture.  As of September 30, 2007, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $19.9 million plus accrued interest of approximately $2.7 million,, which has been spent on various purposes, including paying consultants for services performed in connection with surveys previously performed on the licensed area. As the Joint Venture is now responsible for the funding of the operations of ZNG, we believe our expenditures in connection with ZNG will decrease in the upcoming periods. If we are unable to raise the additional funds required for the planned activities of the Joint Venture and for additional activities, separate from the Joint Venture, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $3,080,336 for the year ended December 31, 2006, a net loss of $1,314,795 for the nine months ended September 30, 2007 and had a total accumulated deficit of $6,983,150 as of September 30, 2007. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of September 30, 2007, was $6,533,365, and our total cumulative deficit was $6,983,150 which included $449,785 of pre-development stage deficit. We had $463,983 in accrued and unpaid salaries and a working capital deficit of $967,618 as of September 30, 2007. The Company is currently being funded by existing shareholders and the $85,000 monthly payments, which the Company receives from the Joint Venture in connection with management fees, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of ZNG, Ltd. There is also a risk that KNG will not be awarded the licenses for which it has applied. If throughout ZNG's oil exploration (and KNG’s, assuming it is awarded the licenses for which it has applied, of which there can be no assurance), no viable wells are found, and consequently, we generate only minimal revenues through ZNG, Ltd. (and/or through KNG), we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

Projections on future revenues as well as costs and required capital expenditures are based on estimates. Business statistical analysis is used in projection of drilling success ratios, average production costs, world oil price fluctuations and their correspondence to Russian domestic market. If ZNG’s or KNG’s projections or estimates are wrong or our statistical analysis faulty, ZNG's or KNG’s revenues may be adversely affected which could prevent ZNG and/or KNG from executing their business strategy. As an investor, if this happens your securities in our Company could be adversely affected and you could lose your investment in our Company due to the fact that our only current oil and gas operations are through our 50% ownership of ZNG, Ltd., which in turn owns 100% of ZNG and through KNG, which has been awarded two exploration oil & gas  licenses to date.

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

In August 2007, we issued an aggregate of 20,000 restricted shares of common stock to Uptick Capital, Ltd., in consideration for investor relations and consulting services to the Company for the months of May and June of 2007 in accordance with our agreement with Uptick Capital Ltd..  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

In August 2007, we issued an aggregate of 50,000 restricted shares of common stock to Basics Investors Inc., in consideration for investor relations and consulting services rendered to the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

In August 2007, we issued an aggregate of 20,000 restricted shares of common stock to Helen Teplitskaia, our President in consideration for services rendered to the Company as the Company’s President, during the months of July and August 2007, pursuant to the terms of her employment with the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

On September 30, 2007, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 51,352 shares of our common stock at an exercise price of $0.74 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of warrants did not involve a public offering, the recipient took the warrants for investment and we took steps to restrict the transfer of the warrants. No underwriters or agents were involved in the foregoing grant and no underwriting discounts or commissions were paid by us.

On November 7, 2007 the Board of Directors of the Company approved the issuance of 2,000,000 shares of common stock to Key Brokerage, in connection with the successful acquisition of two new oil and gas exploration licenses by Kondaneftegaz LLC.  The shares had not been issued as of November 9, 2007, however, so have not been included in the number of issued and outstanding shares disclosed throughout this report.  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

Disclosure of grant to AEF to purchase 51,532 shares effective September 30, 2007.

The Company plans to issue Helen Teplitskaia, its President, an aggregate of 30,000 shares of common stock shortly after the filing of this report, in consideration for services rendered to the Company as the Company’s President, during the months of September, October and November 2007, pursuant to the terms of her employment with the Company. The Company plans to claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance will not involve a public offering, the recipient will take the shares for investment and not resale and the Company will take appropriate measures to restrict transfer.  As these shares have not physically been issued to date, they have not been included in the number of issued and outstanding shares disclosed throughout this report.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On or around August 9, 2007, the Company’s Chief Executive Officer, David Zaikin, entered into a Stock Purchase Agreement with LLC “Business Standard.” Pursuant to the Stock Purchase Agreement, Mr. Zaikin agreed to purchase 400,000 restricted shares of the Company’s common stock from Business Standard, for aggregate consideration of $500,000 or $1.25 per share. The closing date of the Stock Purchase Agreement was scheduled to occur on August 30, 2007, or at such other time as the parties agree. The Stock Purchase Agreement did not close on or before August 30, 2007, and has not closed to date. The parties are currently in discussions to extend the closing of the Stock Purchase Agreement to January 2008; however, no definitive amendments or extension has been entered into to date.

Mr. Zaikin entered into the Stock Purchase Agreement because he personally believes that the Company’s common stock has significant value. None of the Company’s officers and Directors are currently selling nor do they have any immediate plans to sell any shares of the Company’s common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit No.	Description of Exhibit

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9 (2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10 (2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11 (3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12 (3)	Agreement with Business - Standard (translated from Russian version)
10.13 (3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14 (3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15 (3)	Deed of Amendment between ZNG and BP

10.16 (3)	Deed of Amendment between the Company and BP

10.17 (4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18 (5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19 (5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

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

(13) Filed as an Exhibit to our Report on Form 10-QSB filed with the Commission on August 14, 2007, and incorporated herein by reference.

b) Reports on Form 8-K:

We filed the following report on Form 8-K during the period covered by this report:

o	On July 31, 2007, we filed a Report on Form 8-K to report our filing of a press release regarding the status of the well drilled by ZNG on the Privolny license.
o	On August 10, 2007, we filed a Report on Form 8-K to report Mr. Zaikin’s entry into a Stock Purchase Agreement with Business Standard.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: November 19, 2007	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer