Form 10KSB
period 2007-12-31
Siberian Energy Group Inc.
filed 2008-04-15
CIK 1301299

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

NONE

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

The issuer's revenues for the most recent fiscal year ended December 31, 2007 were $700,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on April 10, 2008 was approximately $3,000,500.

As of April 9, 2008, the issuer had 18,383,065 shares of common stock, $.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

SIBERIAN ENERGY GROUP INC.
FORM 10-KSB
YEAR ENDED DECEMBER 31, 2007
INDEX

Part I

Item 1. Description of Business	3

Item 2. Description of Property	13

Item 3. Legal Proceedings	13

Item 4. Submission of Matters to a Vote of Security Holders	14

Part II

Part III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB (THIS "FORM 10-KSB"), INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. AND KONDANEFTEGAZ, LLC, A RUSSIAN LIMITED LIABILITY, THE REGISTRANT’S WHOLLY OWNED SUBSIDIARY, AND ZAURALNEFTEGAZ LIMITED, A COMPANY ORGANIZED UNDER THE LAWS OF THE COUNTRY OF ENGLAND, WHICH THE REGISTRANT OWNS 50% OF (COLLECTIVELY "SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.

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

On September 17, 1999, the Company affected a 1-for-30 reverse stock split. A subsequent 3-for-1 forward split was consummated on October 2, 2000 (collectively the “Stock Splits”). All share amounts subsequently listed are retroactively adjusted to reflect these stock splits unless otherwise provided. All activities related to the Company's business were discontinued prior to January 1, 2000 and the Company began looking for opportunities to acquire an operating business.

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

On May 2, 2005, the Company affected a 1:2 reverse stock split and all share amounts listed throughout this report on Form 10-KSB retroactively reflect such split and the Stock Splits described above.

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

Moving forward the Company plans to focus on the exploration and potential development of licenses acquired by KNG and to continue the oil and gas exploration activities in Kurgan and to work towards generating production activities from ZNG’s licenses either with its partner in the Joint Venture, Baltic Petroleum (E&P) Limited (“BP” or “Baltic”) or by attracting a third party interest. Additionally, the Company is currently contemplating entering into additional partnership agreements in connection with advanced stage exploration or production projects in Western Siberia, of which there can be no assurance.

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

The Purchase Agreement consummated the transactions contemplated by the Option Agreement (the "Key Brokerage Option"), which we entered into with Key Brokerage in September 2006. In consideration for agreeing to the Key Brokerage Option, we granted Key Brokerage warrants to purchase 250,000 shares of our common stock at an exercise price of $2.20 per share, exercisable for up to two (2) years from the date of the Key Brokerage Option (the "Key Brokerage Warrants") in September 2006.

The total consideration paid in connection with the acquisition of KNG consisted of restricted shares of common stock and stock warrants and can be summarized as follows:

Restricted shares of common stock issued to Key Brokerage	1,900,000

Restricted shares of common stock issued to an adviser in connection with the purchase of KNG	200,000
Total restricted common shares issued	2,100,000

Stock warrants issued to KNG on September 14, 2006
in connection with the option to purchase KNG	250,000

As a result of the purchase, a calculated acquisition value of $3,928,000 was assigned to the geological data assets based on the approximate market value of the stock issued ($1.75) on the transaction date.  The total value of purchased assets consisted of $3,675,000 assigned to the shares issued and $253,000 assigned to stock warrants issued.

In October 2007, KNG was awarded two oil & gas exploration licenses in Khanty-Mansiysk region in West Siberia, Russia for the Karabashsky-61 and Karabashsky-67 blocks located in the Khanty-Mansiysk Autonomous Region, Russian Federation.  On November 7, 2007, the Board of Directors of the Company approved the issuance of 2,000,000 shares of common stock to Key Brokerage, in connection with the successful acquisition of two new oil and gas exploration licenses by Kondaneftegaz LLC, the value of which was determined as $1,320,000 based on the current market prices of the shares at the date of issuance.

The license areas together cover 166,000 acres and are situated in the territory of the Urals oil and gas bearing area.

License agreements for the Karabashsky-61 and Karabashshky-67 blocks specify the conditions of subsurface use:

The right to use the subsurface resources of the Karabashsky-61 and Karabashky-67 Fields is granted for the term of validity of the license (five (5) years), from the date of its state registration (October 22, 2007).

The term of use of the subsurface resources can be extended to finish exploration and estimation of deposit or for liquidation work, if the terms of usage of the subsurface resources are not breached.

The right to use the subsurface resources can be cancelled by the Subsurface Resources Administrator based on the Russian Federation Law “On Subsurface Resources” in the event the owner of the license:
1)	fails to pay the payments and duties;
2)	does not start the seismic work 2D in 2008; or
3)	does not start exploration drilling in 2011.

Owner of the license is obliged to perform the following geological work on subsurface of the lease:

•
to prepare and coordinate, and get approval in the prescribed manner of the “Program of exploration works on the Karabashsky-61 license area” within 12 months from the date of the state registration of the license (October 22, 2007).

•
to begin 2D seismic works during the 2008-2010 fieldwork season and to perform not less than 176.26 linear kilometers of seismic profiles on Karabashky-61 and 158 linear km on Karabashky-67 (minimal density of the profile not less than 1 linear kilometer per 1 square kilometer of license area).

•	No later than 2011, to start drilling an exploratory well and to complete not less than 2 exploratory wells by April 1, 2012;

Regular payments are due for the total area of the licenses according to the following rates (starting with the date of state registration of the license):
-	120 rubles (approximately $5.25) for each 1 square kilometer – during the first three calendar years after the license is granted;
-	240 rubles (approximately $10.50) for each 1 square kilometer – during the fourth calendar year after the license is granted; and
-	360 rubles (approximately $15.75) for each 1 square kilometer – during the fifth calendar year after the license is granted.

The rates currently yield total annual payments for the two blocks of approximately $3,300 in the first three years, $6,600 in the fourth year and $10,000 in the fifth year. Currently the Company is negotiating a joint venture with a local partner to perform prescribed geological research works on the two blocks, of which there can be no assurance.

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

In March 2003, ZNG acquired four 5-year exploration licenses through a government tender. In June 2006, through participation in governmental auctions, ZNG successfully obtained three more oil and gas licenses in the Kurgan region of Siberia, Russia: the Yuzhno-Voskresensky, Petukhovsky and Lebyazhevsky parcels. The new licenses are for the period of 25 years and allow both exploration and production on the licensed areas. The total cost paid at the auctions for the three new licenses by ZNG was approximately $425,000.  All of the licensed areas are located in the Eastern part of Kurgan region, have well-developed infrastructure, including close proximity to the major oil pipeline, and have available existing prior geological data.

As of April 2008, ZNG had performed the following research and exploration works on its licensed areas:

•
Obtained core samples from parametric wells drilled in prior years on the licensed areas and adjacent territories in the Eastern part of Kurgan region during the initial search for oil and gas in the region, and performed analysis of the data provided by the samples;

•	Completed a 2D seismic survey over 1,000 linear kilometers on the first license areas obtained in 2003, through an agreement with a Russian company, Bashneftegeofizika;

•
Completed approximately 2,106 linear kilometers of gas seismotomographic and geochemical surveys performed by Exotrad. Gas seismotomography is an advanced technique of combining active gas geochemistry, passive seismic and electromagnetic methods. The surveys were performed by Exotrad, a world leader in this field. Exotrad has used this technology in more than 260 projects as well as “Caspian Pipeline Consortium”; “Sakhalin-2”; and “Blue Stream” in diverse locations across Asia, Eastern Europe and the Americas;

•
Scientific and technical analysis was performed by the team of geologists, which included experts from Exploration Consultants Limited ("ECL"), a leading international oil and gas consulting firm (part of RPS Group);

•
Following interpretation of seismic, geochemical and geophysical data the first well location was chosen in the northern part of the Privolny license, which well was spudded in the Spring of 2007. Having drilled to 2,400 metres, the well was suspended, pending analysis and interpretation of the data, with a possible view to re-entry at a future date, of which there can be no assurance. Results of the seismic interpretation also showed that two of  the licenses – West-Suersky and Orlovo-Pashkovsky did not have high potential and ZNG has voluntarily surrendered these licenses to the relevant authorities;

•
The Privolny-1 well provided crucial data to the determination of a second well location in the southern section of the Mokrousovsky block, a short distance to the north. The Mokrousovsky-1 well was spudded in September 2007 and also drilled to 2,400 metres. A modern, light-weight rig was contracted to drill this well, which proved to be extremely challenging from an engineering prospective.  The drilling timeframe was extended, and hydrocarbons were identified with some of being tested using Schlumberger’s MDTTM tool. RPS Energy has evaluated all of this data and, as of the date of this report, ZNG awaits their report and is considering options for further potential exploitation. Upon expiration of the license terms on the Mokrousovsky and Privolny parcels in March 2008 ZNG has the preferential right to re-apply for the licenses to continue exploration works. Should the results of RPS report be affirmative and the Company and its current or prospective partners decide to commit to the advanced exploration, ZNG will re-apply for the licenses.

Additionally, the Company plans to focus on investigating the potential of its current 25-year licenses on the: Yuzhno-Voskresensky, Petukhovsky and Lebyazhevsky licenses.

Joint Venture

Currently, the operating activities of ZNG described above are carried out through the Joint Venture Shareholders' Agreement ("Joint Venture") entered into on October 14, 2005 with Baltic Petroleum (E&P) Limited ("BP" or "Baltic") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"). The Company closed the Joint Venture and transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly owned subsidiary, ZNG.  ZNG, Ltd., will, operate through ZNG and be engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union and as a result of such transfer, the Company no longer has any separate oil and gas exploration activities in Kurgan, Russia, other than through its ownership of ZNG, Ltd.

The operations of the Joint Venture are funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of December 31, 2007 the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $3 million.

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

The total outstanding balance of the New Loan provided up to December 31, 2007, was $14,763,000, including $12,790,000 of principal and $1,973,000 of interest accrued as of December 31, 2007.

Funding to ZNG, Ltd. is provided by Caspian on the same terms as to ZNG, through the mechanism of intercompany billing within Baltic and certain companies affiliated with Baltic. As of December 31, 2007, the total loan to ZNG, Ltd. from Caspian totaled $10,235,000, including $9,380,000 of principal and accrued interest of $855,000. In addition, ZNG, Ltd. owes $1,482,000 directly to Baltic for unpaid management fees and accrued interest through December 31, 2007.

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

On June 30, 2007, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 55,233 shares of our common stock at an exercise price of $1.14 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We were also obliged to pay AEF approximately $35,938.00 during the three months ended June 30, 2007 (equal to 1% of Baltic’s approximately $3,593,848 investment in the Joint Venture in the second quarter of 2007); which amount has not been paid to date.

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

On December 31, 2007, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 78,130 shares of our common stock at an exercise price of $0.46 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We were also obligated to pay AEF approximately $20,626 during the three months ended December 31, 2007 (equal to 1% of Baltic’s approximately $2,062,635 investment in the Joint Venture in the fourth quarter of 2007); which amount has not been paid to date.

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

In June 2007, we issued 70,000 shares of restricted common stock to our President, Helen Teplitskaia, of which 50,000 shares was a sign-on bonus in connection with her agreeing to be an officer of the Company in May 2007, and 20,000 shares were part of her compensation package with the Company, whereby she is to be paid 10,000 shares per month for her service to the Company, which shares were issued for services rendered in May and June 2007. During the period from July to December 2007, 50,000 shares were issued for services rendered in July through November 2007, 10,000 shares for the month of December have not been issued as of the date of this report, and have not been included in the number of issued and outstanding shares disclosed herein.

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

Global Consulting Group Agreement

With an effective date of April 10, 2007, we entered into an agreement with The Global Consulting Group (“Global”), whereby Global agreed to perform investor relations and medial communications services for us for the period of one (1) year, which agreement is automatically renewable for additional one (1) year periods if not terminated prior as described below. Pursuant to the Global agreement, we agreed to pay Global $12,000 per month during the term of the agreement (subject to 3% yearly increases, if such agreement is not terminated prior to the one (1) year anniversary of the agreement), and pay Global one time bonuses of $5,000 upon the achievement of any of the following goals: our common stock being listed on the AMEX; a valuation of our common stock of at least $40 million for more than 30 days; and/or any feature story in a top tier media outlet (The Wall Street Journal, The New York Times or similar publication). We also agreed to pay Global’s reasonable out of pocket expenses, subject to prior approval for any expense over $300 and to indemnify Global against any losses they may incur as a result of the Global agreement up to a maximum of $10,000.  In November 2007, we terminated the Global agreement and entered into a Settlement Agreement (the “Global Settlement”) with Global, pursuant to which we agreed to pay Global $20,000 (payable in four installments of $5,000, due December 5, 2007, January 5, 2008, February 5, 2008 and March 5, 2008) and 20,000 restricted shares in settlement of the termination of the Global agreement.  As of the date of this report a total of $5,000 has been paid to Global and a total of 20,000 shares have been issued to Global in connection with the Global Settlement.

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

Estimate of Amount of Time Spent On Research and Development

An initial business plan was developed over the course of three months in 2003. During that time period, market research was conducted. Research and development activities on the licensed blocks in the Kurgan Region were directly borne by the Company up to the time the Joint Venture was closed in October 2005. As a result of the closing of the Joint Venture, these research and development costs are now paid by both by ZNG, Ltd. (as described above) and ZNG. Research activities include gravimetric, seismic works and seismotomography studies on the licensed areas. Costs incurred by ZNG and ZNG Ltd. in connection with these studies as of December 31, 2007 totaled approximately $18 million. Furthermore, moving forward we expect additional research and development costs will be paid by us in connection with our exploration of any of the blocks that KNG may obtain at auction in the future, of which there can be no assurance.

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

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern

The Company's financial statements have been prepared assuming that the Company will continue as a going concern; however, since inception of its current endeavors in 2003, the Company has not earned any revenues from production of hydrocarbons and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern. The Company is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue the process of development to achieve commercial production and sales of products. Since inception, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries, as well as through debt financing and more recently has received $55,000 to $85,000 per month in management fees from its Joint Venture. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

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

Competition among Russian producers occurs in two distinct tiers. The first tier includes large corporations such as Surgutneftegaz, LUKoil, Sibneft, Tatneft, Slaveft, YUKOS, TNK, Bashneft, Rosneft and Sidanco which together control more than 90% of the Russian oil and gas market. These companies operate large-scale fields and are primarily oriented towards exportation. The second tier, so called junior players, includes a large number of smaller companies that operate small and medium sized oil and gas fields. These companies enjoy a limited but stable range of customers within Russia's domestic market, and their customers include the larger companies which purchase this product for export. Like other junior players, the Company believes it has potential to succeed given the continued high demand for oil both domestically and internationally.

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

Patents, Trademarks and Licenses

ZNG currently holds three oil and gas exploration and production licenses that it obtained in June 2006, which have a 25 year term.  KNG currently holds two five-year oil and gas exploration licenses, awarded in October 2007. KNG has also applied for 8 other licenses in Western Siberia, Russia, with no date currently planned for the remaining auctions as of the date of this filing.

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

Costs and Effects of Compliance with Environmental Laws

According to the laws and regulations of the Russian Federation, organizations are permitted to carry out seismic and other development activities on licensed fields, provided the companies conform to ecological standards. Accordingly, ZNG and KNG have encountered two costs associated with environmental law compliance: costs associated with obtaining licenses and costs associated with obtaining permission from the Russian Ministry of Natural Resources (the "Ministry"). These costs have totaled approximately $186,900, which includes $2,000 relating to the ecological review by the Ministry and $184,900 in legal costs and fees to obtain the Company's licenses. ZNG has successfully passed a review by the Ministry.

The Company will face additional costs to comply with environmental laws, which may be significant. In addition, the Ministry imposes certain environmental obligations on the Company, such as clean-up procedures.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's United States office is located at 275 Madison Avenue, 6th Floor, New York, New York 10016, USA. The lease is at a monthly rate of $250 and is on a month to month basis. This space is leased from Office Escape, an operator of business centers in New York and other United States cities. The Company is not the sole occupant of the space and consequently the cost of the rental is shared with other occupants. The Company does not use the office for any purposes falling outside of its business needs.

The Company rents office space in Toronto, Ontario, Canada. The term of the lease on the Canadian office space was from January 1, 2005 until December 31, 2005, and the Company had an option to renew the lease for an additional five (5) years on a year to year basis. The Company renewed the office space for the period from January 1, 2007 until December 31, 2007, and since December 31, 2007, the Company has been leasing the office space on a month-to-month basis. The monthly rental fee under the Canadian office space lease is currently approximately $1,450. The office space encompasses approximately 370 square feet of office space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 22, 2005, the Company's common stock began trading on the OTC Bulletin Board under the symbol "SIBE." Effective May 2, 2005, in connection with the Company's 1:2 reverse stock split, the Company's common stock began trading under the symbol "SIBN." We had 1,526,500 shares of common stock subject to outstanding options and warrants to purchase, or securities convertible into, the Company's common stock as of December 31, 2007. We have no outstanding shares of preferred stock. As of April 9, 2008 there were 18,383,065 shares of common stock outstanding, held by approximately 125 shareholders of record.

The following table sets forth the high and low closing prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Closing Prices
Quarter Ended	High	Low

December 31, 2007	$0.84	$0.36
September 30, 2007	$1.65	$0.65
June 30, 2007	$2.00	$1.26
March 31, 2007	$1.90	$1.25

December 31, 2006	$2.40	$1.75
September 30, 2006	$3.55	$1.82
June 30, 2006	$4.33	$1.00
March 31, 2006	$1.20	$0.65

RECENT SALES OF UNREGISTERED SECURITIES

In June 2007, we issued 70,000 shares of restricted common stock to our President, Helen Teplitskaia, of which 50,000 shares were a sign-on bonus in connection with her agreeing to be an officer of the Company in May 2007, and 20,000 shares were part of her compensation package with the Company, whereby she is to be paid 10,000 shares per month for her service to the Company, which shares were issued for services rendered in May and June 2007. During the period July to December 2007 50,000 shares were issued for services rendered in July through November 2007. However, the 10,000 shares for the month of December 2007 have not been issued as of the date of this report.  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

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

In December 2007, we issued 25,000 and 20,000 restricted shares, respectively, to two separate investor relation firms in consideration for investor relations services rendered to the Company.  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

On December 31, 2007, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 78,130 shares of our common stock at an exercise price of $0.46 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the foregoing issuance of warrants did not involve a public offering, the recipient took the warrants for investment and we took steps to restrict the transfer of the warrants. No underwriters or agents were involved in the foregoing grant and no underwriting discounts or commissions were paid by us.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

The Company plans to focus on the exploration and potential development of licenses acquired by KNG in the Khanty-Mansiysk region and to continue oil and gas exploration activities in the Kurgan region to take ZNG’s licenses into production either with  its partner in the Joint Venture, Baltic Petroleum, or by attracting a third party interest, of which there can be no assurance. The Joint Venture is currently carrying on negotiations with potential farm-in partners regarding funding and further development of ZNG’s licenses.

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

Moving forward, we anticipate targeting other potential long term investments in Russia, separate from our involvement in the Joint Venture and KNG. Currently we are evaluating different business opportunities in the oil and gas industry, including advanced development stage and revenue-producing enterprises. As of the filing of this report on Form 10-KSB, the Company is researching certain other projects which involve the potential purchase of oil and gas interests in Western Siberia, Russia; however no formal agreements or understandings have been entered into as of the filing date of this report.

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

In connection with the Joint Venture (described under "Joint Venture Agreement," above), the Company generally received management fees in connection with the Joint Venture, which varied from $25,000 to $85,000 per month. The Company, however, can make no assurance that the Joint Venture will continue payment of management fees or that fees received will be adequate to pay its upcoming expenses and liabilities, and/or that such funds will be received timely, if at all (as the Company has recently experienced delays in obtaining such funds) in which case the Company plans that its organizing stockholders will continue to provide financing for the Company, of which there can be no assurance.

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $370,500 and $362,166 were payable to the stockholders as of December 31, 2007 and December 31, 2006, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007, COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

We had revenues and other income of $700,000 for the year ended December 31, 2007, which was due solely to $55,000 of monthly management fees received from ZNG, Ltd for the months of January through May 2007, and monthly management fees of $85,000 received for the months of June through October 2007. We had $360,000 of revenue and other income for the year ended December 31, 2006, due solely to $360,000 of management fees received. In November 2006, the management fees we received pursuant to our Joint Venture increased from $25,000 per month to $55,000 per month and in June 2007, additional amounts of $30,000 per month were paid for July through October 2007.  Revenues increased $340,000 or 94% for the year ended December 31, 2007, compared to the year ended December 31, 2006, which increase was due solely to the increases in monthly management fees we receive in connection with the Joint Venture.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $2,760,487 for the year ended December 31, 2007, compared to total expenses for the year ended December 31, 2006, of $4,432,788, which represented a decrease in total expenses from the prior period of $1,672,301 or 37.7%.

The main reason for the decrease in total expenses for the year ended December 31, 2007, compared to the year ended December 31, 2006, was a $1,202,248 or 49.4% decrease in professional and consulting fees, to $1,229,593 for the year ended December 31, 2007, compared to $2,431,841 for the year ended December 31, 2006, which decrease is largely attributable to 600,000 shares of common stock  issued to a consulting firm Business Standard, which had a value of $1,113,000 in connection with the acquisition of three additional licenses by ZNG in June 2006 and to a $276,000 value of stock options granted to certain of our consultants during the year ended December 31, 2006, compared to $45,118 during the year ended December 31, 2007, coupled with the fact that the options granted in fiscal 2007 had a lower value due to the lower trading price of the Company’s common stock, partially offset by increased fees of Business Standard accrued on a monthly basis starting in January 2007. Total expenses also decreased because of a $258,363 or 23.7% decrease in salaries to $833,457 for the year ended December 31, 2007, compared to $1,091,820 for the year ended December 31, 2006, mainly attributable to lower stock bonuses in 2007 ($478,480 in 2007 versus $957,900 in 2006) partially offset  by an increase in David Zaikin’s, our Chief Executive Officer, salary, which Mr. Zaikin agreed to waive in 2006 but accrued in the amount of $180,000 in 2007, and because of a $176,751 or 21.6% decrease in other expenses, mainly attributable to  a lower number and lower value of shares issued for advertising and marketing services for the year ended December 31, 2007, compared to the year ended December 31, 2006, partially offset by an increase of overseas travel expenses over the same period.

The $833,457 of salaries for the year ended December 31, 2007, included $86,844 of salaries and applicable taxes which were attributable to our Chief Financial Officer, Elena Pochapski, of which $14,806 was accrued; $180,000 attributable to the salary of our Chief Executive Officer, David Zaikin, of which all $180,000 was accrued; $110,900 attributable to the salary of our President Helen Teplitskaia, payable through the issuance of shares of common stock (described above under “Recent Sales of Unregistered Securities”), and $6,600 of accrued salary; and certain other amounts were paid to various other officers, Directors, employees and consultants.  As of December 31, 2007,  Ms. Teplitskaia had earned 130,000 shares of common stock (50,000 as a bonus and 10,000 per month) in consideration for her services to the Company as President, of which 10,000 shares remain unissued as of the date of this filing (and are therefore not included in the number of issued and outstanding shares disclosed throughout this report).

We had a net loss of $2,060,487 for the year ended December 31, 2007, compared to a net loss of $4,072,788 for the year ended December 31, 2006, a decrease in net loss of $2,012,301 or 49.4% from the prior year. The decrease in net loss was mainly attributable to the $340,000 or 94% increase in management fees and by the $1,672,301 or 37.7% decrease in total expenses, namely the decrease in professional and consulting fees and decrease in salaries, described above, for the year ended December 31, 2007, compared to the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $5,533 as of December 31, 2007, which included cash of $1,248; and prepaid expenses and other of $4,285.

We had total assets of $5,257,476 as of December 31, 2007, which included current assets of $5,533 and non-current assets of $5,251,943. Non-current assets included $5,248,000 of oil and gas properties, unproved, representing two exploration licenses of KNG and also geological studies and data, which we received in connection with the purchase of KNG and $3,943 of property and equipment, net.

We had total liabilities of $1,192,415 as of December 31, 2007, which were solely current liabilities and which included $370,500 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to December 31, 2007; $56,693 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic and certain other expenses owed to Baltic; $213,854 of accounts payable to others for advisory and professional services rendered; and $541,368 of accrued payroll, which included $292,500 payable to our Chief Executive Officer, David Zaikin, of which $180,000 was accrued in 2007, and $112,500 was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $99,513 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $1,186,882 and a total pre-development and development stage accumulated deficit of $8,992,829 as of December 31, 2007.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG is carried on our balance sheet at $-0- as of December 31, 2007. Our investment in ZNG will exceed $-0- at such time as ZNG has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

We had $1,630 of net cash flows from operating activities for the year ended December 31, 2007, which resulted from payment of current liabilities through the issuance of common stock, particularly common stock and warrants worth $3,016,910 were issued for professional services and salaries offset by a $1,066,415 decrease in accounts payable and accrued expenses, and $2,060,487 of net loss.

We had $2,013 of net cash flows for investing activities for the year ended December 31, 2007, which was for expenditures for property and equipment.

We had $10,000 of net cash flows from financing activities for the year ended December 31, 2007, which was due solely to net proceeds from demand loan.

Pursuant to the Deed of Agreement, whereby Baltic agreed to loan ZNG approximately $12,000,000 to be used on seismic studies, the budget for the current program of seismic studies and drilling of the first four wells on ZNG’s licenses in 2007 was adopted by ZNG, Ltd.’s Board. This budget amounted to US $14,998,000, or approximately $8 million British pounds. These funds were raised by Baltic’s parent company through a placement of shares. Of the total budgeted amount of $14,998,000, the sum of $9,659,000 is being provided through the ZNG loans described earlier and the sum of $5,339,000 is committed to be provided to ZNG, Ltd. The loans will not be dilutive to the Company's ownership in ZNG.  ZNG currently has approximately $3,000,000 remaining from its 2007 budget and has not set, nor raised, any funds in connection with its 2008 budget as of the date of this report.

As of December 31, 2007, ZNG had received $12,790,000 pursuant to the New Loan, which amount includes $6,874,325 assumed by ZNG in connection with a previous loan made to ZNG. Total interest accrued as of December 31, 2007 was $1,973,000, including accrued interest on the previous loan. The total funding provided to ZNG, Ltd. and ZNG by Baltic as of December 31, 2007 was equal to $22,170,000 plus accrued interest of approximately $2,828,000.

Under the Joint Venture, we will be receiving $25,000 per month as a management fee from ZNG, Ltd. This amount was subsequently increased to $55,000 as per the 2007 operating budget and further increased to $85,000 for the months of June through October 2007.  However, we are currently in discussions with Baltic regarding the amount of the management fees for fiscal 2008. Should Baltic decide not to pursue financing for the Kurgan project, the management fees will be discontinued and we will have to raise additional funding to support our operations, which may be on unfavorable terms, if at all.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders and with amounts received from the Joint Venture (described above), including $55,000 a month which the Company is to receive from ZNG, Ltd., pursuant to the Joint Venture.  As of December 31, 2007, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $3 million, which has been spent on various purposes, including paying consultants for services performed in connection with surveys performed on the licensed area. As the Joint Venture is now responsible for the funding of the operations of ZNG, we believe our expenditures in connection with ZNG will decrease in the upcoming periods. If we are unable to raise the additional funds required for the planned activities of the Joint Venture and for additional activities, separate from the Joint Venture, or if the management fees were to cease, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

RISK OF FUNDING PARTNER NOT MOVING FORWARD WITH JOINT VENTURE

Our revenues are generated from a monthly management fee received from ZNG.  In the event that our funding partner does not move forward  with the joint venture and/or does not pay us management fees, this will hurt our financial condition and the Company may be forced to abandon or curtail its business plan which could cause the value of the Company’s common stock to decline in value or become worthless.

WE WILL NEED SUBSTANTIAL FINANCING AND SUBSTANTIAL TIME BEFORE WE ANTICIPATE GENERATING REVENUES THROUGH OUR OWNERSHIP OF ZNG, LTD., IF ANY.

The Company does not expect to generate any revenues through the operations of ZNG.   Therefore, investors should keep in mind that even if ZNG is able to raise the substantial amounts of additional financing it requires for its operations, it could still be years before ZNG generates any revenue, if ever. Even if generated, such revenues will likely not be great enough to sustain ZNG. If no revenues are generated and hydrocarbon reserves are not located, we may be forced to abandon or curtail our current business plan. If ZNG, which is 100% owned by the Company 50/50 joint venture ownership of ZNG, Ltd., were forced to abandon its business plan, the Company could be forced to abandon or curtail its business plan as well, which could cause the value of the Company's common stock to become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $2,060,487 for the year ended December 31, 2007 and had a total accumulated deficit of $8,992,829 as of December 31, 2007. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of December 31, 2007, was $8,543,044, and our total cumulative deficit was $8,992,829 which included $449,785 of pre-development stage deficit. We had $541,368 in accrued and unpaid salaries and a working capital deficit of $1,186,882 as of December 31, 2007. The Company is currently being funded by existing shareholders, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of ZNG, Ltd. If throughout ZNG's and KNG’s oil exploration no viable wells are found, and consequently, we generate only minimal revenues through ZNG, Ltd. (and/or through KNG), we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

OUR BUSINESS IS SPECULATIVE AND RISKY AND IF ZNG OR KNG DOES NOT FIND HYDROCARBON RESERVES, WE MAY BE FORCED TO CURTAIL OUR BUSINESS PLAN.

There is a risk that ZNG and KNG will not find any hydrocarbon reserves and the cost of exploration will become too high for ZNG, Ltd. to continue ZNG's business plan and/or us to continue KNG’s business plan. As our only current operations are through our 50% ownership of ZNG, Ltd. which in turn owns 100% of ZNG, and through KNG, if ZNG, ZNG, Ltd. or KNG were to cease operations, your investment in our Company could become devalued or could become worthless.

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

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY AFFECTED.

We rely on the Company's Chief Executive Officer and Chief Financial Officer, David Zaikin and Elena Pochapski, for the success of our Company, both of whom are employed under contracts. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on either member of management. Both Mr. Zaikin and Ms. Pochapski serve as Directors for RAM Resources, Ltd., and as such, the amount of time they are able to spend on Company matters may be limited.  Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace Mr. Zaikin and/or Ms. Pochapski, or if Mr. Zaikin or Ms. Pochapski are unable to spend a sufficient amount of time on Company matters, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued.

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

WE INCUR SIGNIFICANT COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT IS REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-KSB, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2008, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

INVESTORS FACE A RISK THAT THE COMPANY WILL NOT BE SUBJECT TO THE REPORTING REQUIREMENTS OR WILL ENTER INTO A TRANSACTION THAT RESULTS IN NEW MANAGEMENT AND A NEW OPERATING BUSINESS OF THE COMPANY

Management of the Company is analyzing steps to no longer be subject to the reporting requirements of the SEC and/or considering entering into a reverse merger transaction.  In the event that the Company is no longer subject to the reporting requirements of the SEC, the Company’s stock would likely trade on the Pinksheets and would likely have less liquidity on such market and may trade at a lower share price than it currently trades.  In the event that the Company enters into a reverse merger transaction, new management would run the Company and would likely operate a new business which may result in a loss on your investment.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have audited the accompanying consolidated balance sheets of Siberian Energy Group Inc. (a development stage company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siberian Energy Group Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 13 to the financial statements, the 2006 financial statements have been restated to remove the effect of discounting the value of issued restricted common stock.

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

Lumsden & McCormick, LLP
Buffalo, New York
April 14, 2008

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Balance Sheets
		Restated
December 31,	2007	2006

Assets
Current assets:
Cash	$1,248	$1,435
Management fee receivable	-	110,000
Prepaid expenses and other	4,285	5,272
	5,533	116,707

Investment in joint venture	-	-

Oil and gas properties, unproved	5,248,000	3,928,000

Property and equipment, net	3,943	2,565

	$5,257,476	$4,047,272

Liabilities and Stockholders' Equity
Current liabilities:
Demand loan from stockholder, interest at 9%	$10,000	$-
Accounts payable:
Related party - stockholders	370,500	362,166
Related party - Baltic Petroleum, interest at 14%	56,693	50,615
Others	213,854	535,961
Accrued payroll	541,368	1,300,088
	1,192,415	2,248,830

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
18,383,030 and 14,112,961 issued and outstanding	18,383	14,113
Additional paid-in capital	13,053,756	8,721,116
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(8,543,044)	(6,482,557)
Accumulated other comprehensive income (loss)	(14,249)	(4,445)
	4,065,061	1,798,442

	$5,257,476	$4,047,272

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Consolidated Statements of Operations			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
		Restated	December 31,
For the years ended December 31,	2007	2006	2007

Revenues and other income:
Management fees	$700,000	$360,000	$1,135,000
Gain from entrance into joint venture	-	-	364,479
Other	-	-	6,382
	700,000	360,000	1,505,861

Expenses:
Salaries	833,457	1,091,820	3,090,895
Professional and consulting fees	1,229,593	2,431,841	4,546,826
Rent and occupancy	46,882	39,698	223,125
Depreciation and amortization	635	337	103,352
Finance charges and interest	6,948	49,369	103,924
Other	642,972	819,723	1,980,783
Total expenses	2,760,487	4,432,788	10,048,905

Loss before income taxes	2,060,487	4,072,788	8,543,044

Provision for income taxes (benefit)	-	-	-

Net loss (development stage)	$2,060,487	$4,072,788	8,543,044

Basic and diluted loss per common share	$(0.13)	$(0.35)	$(0.84)

Weighted average number of basic and diluted
common shares outstanding	15,766,523	11,749,699	10,132,056

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2007

	Common Stock				Accumulated
			Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, January 1, 2003 (pre-development stage)	4,902,886	$4,903	$430,195	$(449,785)	$-	$(14,687)

Loss for the year - 2003	-	-	-	(422,516)	-	(422,516)	$(422,516)

Shares issued in acquisition (ZNG)	1,000,000	1,000	(1,000)	-	-	-

Balance, December 31, 2003	5,902,886	$5,903	$429,195	$(872,301)	-	$(437,203)

Loss for the year - 2004	-	-	-	(833,567)	-	(833,567)

Foreign currency translation adjustment	-	-	-	-	(53,120)	(53,120)	$(886,687)

Shares issued in acquisition (ZNG)	3,450,000	3,450	746,550	-	-	750,000

Shares issued for professional services	50,000	50	9,950	-	-	10,000

Other	-	-	34,426	-	-	34,426

Balance, December 31, 2004	9,402,886	$9,403	$1,220,121	$(1,705,868)	$(53,120)	$(529,464)

Loss for the year - 2005	-	-	-	(1,153,686)	-	(1,153,686)

Foreign currency translation adjustment	-	-	-	-	50,614	50,614	$(1,103,072)

Shares issued for professional services	385,000	385	197,829	-	-	198,214

Shares issued for accrued salaries	1,700,000	1,700	301,871	-	-	303,571

Warrants granted for professional services	-	-	310,000	-	-	310,000

Balance, December 31, 2005 (Restated)	11,487,886	$11,488	$2,029,821	$(2,859,554)	$(2,506)	$(820,751)

Loss for the year - 2006	-	-	-	(4,072,788)	-	(4,072,788)

Foreign currency translation adjustment	-	-	-	-	(1,939)	(1,939)	$(4,074,727)

Shares issued for employee stock option plan and warrants	195,000	195	45,305	-	-	45,500

Shares issued for geological data	1,900,000	1,900	3,323,100	-	-	3,325,000

Shares issued for professional services	1,139,499	1,140	2,120,320	-	-	2,121,460

Warrants granted for professional services and geological data	-	-	1,201,960	-	-	1,201,960

Shares cancelled	(609,424)	(610)	610	-	-	-

Balance, December 31, 2006 (Restated)	14,112,961	$14,113	$8,721,116	$(6,932,342)	$(4,445)	$1,798,442

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)	$(2,070,291)

Shares issued for employee stock option plan and warrants	566,935	567	(567)	-	-	-

Shares issued for geological data	200,000	200	349,800	-	-	350,000

Shares issued for accrued salaries	788,000	788	1,444,618	-	-	1,445,406

Shares issued for licenses	2,000,000	2,000	1,318,000	-	-	1,320,000

Shares issued for professional services	715,134	715	1,070,395	-	-	1,071,110

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	18,383,030	$18,383	$13,053,756	$(8,992,829)	$(14,249)	$4,065,061

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
		Restated	December 31,
For the years ended December 31,	2007	2006	2007

Cash flows from operating activities:
Net loss (development stage)	$(2,060,487)	$(4,072,788)	$(8,543,044)
Depreciation and amortization	635	337	103,352
Common stock and warrants issued
for professional services and salaries	3,016,910	3,295,733	7,134,428
Gain from entrance into joint venture	-	-	(364,479)
Changes in other current assets and
current liabilities:
Management fee receivable	110,000	-	110,000
Prepaid expenses and other assets	987	(65,002)	(267,677)
Accounts payable and accrued expenses	(1,066,415)	789,406	2,821,440
Net cash flows from (for) operating activities	1,630	(52,314)	994,020

Cash flows from investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	(2,013)	(1,363)	(6,244)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net cash flows for investing activities	(2,013)	(1,363)	(1,130,949)

Cash flows from financing activities:
Net proceeds from demand loan	10,000	-	72,500
Common stock issued for employee stock option plan	-	45,500	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	10,000	45,500	152,426

Effect of exchange rates on cash	(9,804)	(1,939)	(14,249)

Net increase (decrease) in cash	(187)	(10,116)	1,248

Cash - beginning	1,435	11,551	-

Cash - ending	$1,248	$1,435	$1,248

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

On October 14, 2005, the Company entered into a joint venture agreement with a third party, Baltic Petroleum Limited (Baltic).  The Company transferred 100% of its ownership interest in ZNG to the Joint Venture Zauralneftegaz Limited, UK (ZL) and transferred 50% of the Joint Venture interest to Baltic for $175,000 and the agreement by Baltic to provide future funding to the Joint Venture as detailed in a Joint Venture Shareholder’s Agreement.  The Joint Venture will be engaged in the exploration for, development, production and sale of oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union.

Joint Venture operations are funded through loans to ZL and ZNG by a financing company wholly owned by Baltic.  To support the current drilling program in ZNG’s license blocks, funds are raised by Baltic’s parent through the placement of shares.  Loans are not dilutive to the Company’s ownership in ZNG, but they are guaranteed by ZL’s holdings in ZNG.  In connection with funding provided by Baltic, ZNG entered into a gross override royalty agreement with Baltic.

As of December 31, 2007, the total amount of funds provided through such loans to ZL and ZNG were equal to $23.5 million plus accrued interest of approximately $3 million.  The funds were used to perform extensive seismic and gas seismotomographic works on ZNG’s licensed areas, drill 2 exploratory wells and prepare complete analysis of geological resources in the Kurgan region, using reputable UK and Russian geological expert firms.

Additional details surrounding the Company’s involvement in the Joint Venture follow:

•
During the arrangement, the Company generally receives a monthly management fee of $25,000 from ZNG ($55,000 effective November 2006).  Management fees for the period June 2007 through October 2007 were $85,000 per month;

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

Activities of ZNG prior to October 14, 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through December 31, 2007.

As part of a planned separate oil and gas venture, on December 31, 2006, the Company acquired oil and gas related geological information on the Karabashski zone of Khanty-Mansiysk Autonomous district (Tuymen region of the Russian Federation) from Key Brokerage, LLC (“Seller”), a Delaware limited liability company, for the following negotiated consideration consisting of restricted common shares and stock warrants:

Restricted common shares issued to Seller	1,900,000
Restricted common shares issued to an adviser (value
included in accounts payable at December 31, 2006;
shares issued in early 2007)	200,000
Total restricted common shares issued	2,100,000

Stock warrants issued to Seller September 14, 2006
for purchase option (see Note 8)	250,000

As a result of the purchase, a calculated acquisition value of $3,928,000 was assigned to the geological data assets that considered the approximate market value of the stock issued ($1.75) on the transaction date.  The total value of purchased assets consisted of $3,675,000 assigned to the shares issued and $253,000 assigned to stock warrants issued.  The valuation method of the stock warrants is described in Note 8 herein.  Additionally, to facilitate the transaction, management and the Seller considered the results of a good faith valuation of assets prepared by a Russian consultant, who attempted to determine an “arms length fair value” price of such assets.  However, management did not rely on this valuation, and assumes full responsibility for the value assigned in the acquisition.

In conjunction with the asset purchase, the Company was also assigned ownership of Kondaneftegaz, LLC (“Konda”), a Russian limited liability company wholly-owned by Seller.  Since Konda had essentially no assets or liabilities at the purchase date, had no previous operating history, and was transferred only to facilitate the Company’s potential future operations in Russia, no value was otherwise assigned to it in connection with the acquisition.

In October 2007, Konda obtained two 5 year oil and gas exploration licenses in the Khanty-Mansiysk region.  In connection with the acquisition of the licenses the Company issued to Key Brokerage, LLC 2,000,000 of its restricted common shares with a total value of $1,320,000 based on the current market prices of the shares at the date of issue.  The Company actively seeks partners for the geological research and development of its new parcels.

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

Foreign Currency Translation:

The Russian subsidiaries ZNG and Konda use the Ruble as their functional currency; Siberian Energy Group (Canada) uses the Canadian dollar as its functional currency.  The books and records of ZNG, Konda and Siberian Energy Group (Canada) are kept in their functional currencies.  The Company translates to U.S. dollars the assets and liabilities of ZNG, Konda, and Siberian Energy Group (Canada) at the year-end exchange rates; income statement amounts are converted at the average rates of exchange for the year.  Translation gains and losses are included within other comprehensive income (loss).

Cash:

Cash in financial institutions may exceed insured limits at various times throughout the year, and subject the Company to concentrations of credit risk.

Oil and Gas Properties:

The Company follows the full cost method of accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized on the unit-of production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  When applicable, if the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.  Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

At December 31, 2007, the only oil and gas properties the Company has are the capitalized geological data assets acquired on December 31, 2006, totaling $3,928,000, and the newly acquired exploration licenses of Konda, valued at $1,320,000, which assets are more fully described herein under the caption “The Company and Description of Business.”  Because proved reserves associated with these assets have not yet been determined, they are considered unproved properties not yet subject to amortization.  As a result of the Join Venture, also described earlier, all oil and gas properties associated with ZNG are otherwise the responsibility of the Joint Venture effective October 14. 2005.

Management has evaluated the geological data assets, and based on ongoing operations, issuance of additional licenses and movements ahead, management has determined that no impairment is deemed necessary as of December 31, 2007.

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

2.  Investment in Joint Venture:

Following is a summary of the Joint Venture’s unaudited financial position at December 31, 2007 and 2006 and results of development stage activity for the years ended December 31, 2007 and 2006 ($000’s omitted):

	2007	2006
Current assts	$57	$113
Intangibles and
other noncurrent assets	4,986	5,421
	$5,043	$5,534

Current liabilities	$950	$729
Long-term debt and other
noncurrent liabilities	26,480	12,468
	$27,430	$13,197

Stockholders' equity (deficit)	(22,387)	(7,663)
	$5,043	$5,534

Revenues	$-	$-

Net loss (development stage)	$(12,919)	$(7,241)

Cumulative net loss since October 14, 2005 (date of Joint Venture inception)	$(21,405)

The Company’s investment asset will begin to exceed zero once the Joint Venture has cumulative earnings sufficient to repay all loans to Baltic and Baltic’s financing subsidiaries, as agreed.

There is no market for the common stock of the Joint Venture and accordingly, no quoted market price is available.

3.  Income Taxes:

At December 31, 2007, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $7,261,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2027.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $1,452,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  Leases:

Office rent expense for the years ended December 31, 2007 and 2006 was $46,882 and $39,698.  There currently are no long-term lease arrangements that the Company is committed to, however, it may negotiate with selected landlord prospects for space commitments.

5.  Related Party Transactions:

During the development stage period from January 1, 2003 through December 31, 2007, a variety of expenses were paid for by organizing stockholders.  As a result, amounts totaling $370,500 and $362,166 are payable to stockholders from the Company as of December 31, 2007 and 2006.

6.  Employment Contracts:

The Company has entered into employment contracts with certain senior management employees through 2008 that provide for minimum annual salary, adjusted for capital levels raised by the Company.  If terminated without cause, an employee is paid, as severance, the greater of twelve months salary or one-half the remaining amount owed under the contract.  At December 31, 2007, the minimum total future additional commitment due is approximately $255,000.

At December 31, 2007, accrued and unpaid salaries for all employees totaled $541,368.  These amounts are expected to be paid when sufficient cash flows are generated by the Company or by the issuance of restricted stock of the Company.

7.  Stock Option Plan:

In 2003, the Company granted stock options under a plan for the benefit of employees and directors of the Company.  All granted stock options are for acquisition of restricted shares, meaning that there are substantial restrictions on the transferability and sale of such shares.  Pursuant to plan terms and related employment agreements, shares of common stock granted vest as follows:

	Shares Reserved
Vest	December 31,	December 31,	Exercise
Year	2007	2006	Price
2003	200,000	200,000	$0.14
2004	468,000	468,000	$0.20
2004	75,000	75,000	$0.32
2005	468,000	468,000	$0.60
2006	468,000	468,000	$0.60
2007	468,000	468,000	110% of the average
			closing stock price
			for the three months
			prior to grant date

The options generally expire four years from the date of vesting.

The following summarizes stock option activity:

	Number	Exercise
	of Shares	Price
Outstanding and exercisable at
January 1, 2003	-	$-

Vested - 2003	300,000	0.14

Outstanding and exercisable at
December 31, 2003	300,000

Vested - 2004	518,000	0.20
Vested - 2004	75,000	0.32
Expired - 2004	(100,000)	0.14
Expired - 2004	(50,000)	0.20

Outstanding and exercisable at
December 31, 2004	743,000

Vested - 2005	468,000	0.60

Outstanding and exercisable at
December 31, 2005	1,211,000

Vested - 2006	468,000	0.60

Exercised - 2006	(152,500)

Outstanding and exercisable
at December 31, 2006	1,526,500

Cancelled - 2007	(75,000)

Vested - 2007	468,000	various

Outstanding and excercisable at
December 31, 2007	1,919,500

The following table summarizes information about stock options outstanding and exercisable:

December 31, 2007
		Weighted Average
Exercise	Number of	Remaining Years of
Price	Options	Contractual Life
$0.14	100,000	0
0.20	468,000	1
0.60	415,500	2
0.60	468,000	3
2.26	66,500	4
2.14	36,500	4
1.94	36,500	4
1.62	36,500	4
1.69	36,500	4
1.82	36,500	4
1.79	36,500	4
1.77	36,500	4
1.46	36,500	4
1.16	36,500	4
0.86	36,500	4
0.76	36,500	4
	1,919,500

December 31, 2006
		Weighted Average
Exercise	Number of	Remaining Years of
Price	Options	Contractual Life
$ 0.14	100,000	1
0.20	468,000	2
0.32	75,000	2
0.60	415,500	3
0.60	468,000	4
	1,526,500

The Company recognizes compensation based on the fair value method prescribed by Financial Accounting Standards Board Statement No. 123R, “Accounting for Stock Based Compensation.”  No compensation expense has been recognized through December 31, 2007 because management had determined the initial fair value of its stock options granted were minimal in light of the startup nature of the organization.

8.  Stock Warrants:

In 2005, 2006 and 2007, the Company granted warrants to purchase restricted common shares to certain consultants and non-employees for services rendered to the Company as follows:

2007

Grant		Number of	Exercise	Original Exercise
Date		Shares	Price	Term
January 1, 2007		17,500	$2.26	4 years
February 1, 2007		7,500	2.14	4 years
March 1, 2007		7,500	1.94	4 years
March 31, 2007		48,925	1.10	3 years
April 1, 2007		17,500	1.72	4 years
May 1, 2007		7,500	1.69	4 years
June 1, 2007		7,500	1.82	4 years
June 30, 2007		55,233	1.14	3 years
July 1, 2007		7,500	1.79	4 years
August 1, 2007		7,500	1.77	4 years
September 1, 2007		7,500	1.46	4 years
September 30, 2007		51,352	0.74	3 years
October 1, 2007		7,500	1.16	4 years
November 1, 2007		7,500	0.87	4 years
December 1, 2007		7,500	0.76	4 years
December 31, 2007		78,130	0.46	3 years
		343,640

2006

Grant		Number of	Exercise	Original Exercise
Date		Shares	Price	Term
March 31, 2006	(3)	800,000	$1.05	4 years
April 1, 2006	(3)	400,000	1.05	4 years
March 31, 2006		17,561	0.67	3 years
June 30, 2006		20,412	2.02	3 years
September 14, 2006		250,000	2.20	4 years
September 30, 2006		20,952	1.53	3 years
December 31, 2006		38,648	1.44	3 years
December 31, 2006		100,000	0.60	4 years
		1,647,573

2005

Grant		Number of	Exercise	Original Exercise
Date		Shares	Price	Term
April 1, 2005	(1) (2)	100,000	$0.30	2 years
September 13, 2005		15,000	0.30	3 years
December 22, 2005		100,000	1.00	3 years
December 22, 2005	(3)	300,000	1.00	3 years
December 22, 2005		150,000	2.00	3 years
December 22, 2005		150,000	2.50	3 years
December 31, 2005		50,068	0.63	3 years
December 31, 2005		100,000	0.60	4 years
		965,068

(1)50,000 of these warrants were exercised May 2006.
(2)50,000 of these warrants were exercised June 2007.
(3)1,500,000 warrants exercised June 2007.

The fair values of each warrant granted is estimated on the grant date using the Black-Scholes option valuation model.  The following general assumptions were made in estimating fair value:

	2007	2006	2005
Dividend yield	0%	0%	0%
Risk free interest rate	2.50% - 4.75%	2.88% - 4.90%	3.17% - 4.38%
Expected volatility	100%	97% - 131%	48.13% - 70.12%

Amounts charged to expense in 2007, 2006, and 2005 totaled $150,394, $1,201,960, and $310,000.

9.  Fair Value of Financial Instruments:

The carrying values of cash, management fee receivable, accounts payable, accrued expenses and demand loans approximates fair value due to their short-term maturity.

10.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through December 31, 2007.

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
For the cumulative period ended December 31, 2007, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ form the going concern basis.

12.  Cash Flows Information:

Net cash flows from operating activities includes cash payments for interest and income taxes as follows:

	2007	2006
Interest paid	$-	$-

Income taxes paid	$-	$-

Noncash investing and financing activities excluded from the statements of cash flows includes:

	2007	2006
Demand loan payable settled
through the issuance of common
stock and warrants	$-	$62,500

Geological data acquired through
the issuance of common
stock and warrants	$-	$3,928,000
Licenses aquired through the
issuance of common stock	$1,320,000	$-

13.  Restatement of Financial Statements:

Subsequent to the issuance of the Company’s 2006 consolidated financial statements, it was determined that the Company improperly discounted by 30% the value of restricted common stock and common stock warrants issued for professional services and the acquisition of geological data.  The discount factor has been removed, and the accompanying financial statements have been restated based on 100% of market prices as follows:

	As previously		Impact of
2006	reported	Restated	Restatement
Shares issued for geological data (asset)	$2,237,000	$3,325,000	$1,088,000
Shares issued for professional services (expense)	1,686,491	2,121,460	708,269
Warrants granted for professional services (expense)	841,177	1,201,960	284,183

The following table sets forth the effects of the Restatement on the Consolidated Statements of Operations for the year ended December 31, 2006.

	As previously		Impact of
2006	reported	Restated	Restatement

Net loss	$3,080,336	$4,072,788	$992,452
Basic and diluted earnings per share	(.26)	(.35)	(.09)

The following sets forth the effects of the Restatement on the Consolidated Balance Sheet for December 31, 2006:

	As previously
2006	reported	Adjustment	Restated
Total liabilities	$1,884,130	$364,700	$2,248,830
Additional paid in capital	6,593,829	2,127,287	8,721,116
Accumulated deficit - development stage	(5,218,570)	(1,263,987)	(6,482,557)
Net stockholders' equity	935,142	863,300	1,798,442

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on form 10-KSB for the fiscal year ended December 31, 2007 fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below, we performed  additional analysis and other post-closing procedures in order to prepare  the consolidated financial statements included in this Annual Report on form 10-KSB.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:
-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
-
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of December 31, 2007, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a material weakness.

A material weakness is a deficiency, or combination of deficiencies, that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2007:

(1)	lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors capable to perform audit function;
(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override; and
(3)	insufficient use of the third party specialists and independent valuators in the areas which involve a significant level of judgment and in complicated areas of accounting.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial reporting in 2007. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as funds are available to the Company (1) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to perform expert advice.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The following table sets forth the name, age and position of each director and executive officer of the Company. There are no other persons who can be classified as a promoter or controlling person of the Company. The officers and directors of the Company are as follows:

Name	Age	Position

David Zaikin	41	Chairman of the Board of Directors and Chief Executive Officer

Helen Teplitskaia	53	President and Director

Elena Pochapski	42	Chief Financial Officer and Director

Oleg V. Zhuravlev	47	Director

Sergey Potapov	44	Director

Vladimir V. Eret	63	Director

Timothy Peara	47	Director

David Zaikin
Chairman of the Board of Directors and Chief Executive Officer

David Zaikin has served as Chairman of the Board of Directors since December 2002 and as Chief Executive Officer of the Company since August 2004. Since September 1998, Mr. Zaikin has worked as Vice President of Harvey Kalles R.E. LTD, a Real Estate Company. Since August 2006, Mr. Zaikin has served as Chief Executive Officer and Director of ECM Asset Management, Inc. and since January 2008 as Executive Chairman of its parent company, RAM Resources Ltd. In 2003, Mr. Zaikin was recognized by "Who's Who" as one of the three Canadian businessmen for his extraordinary achievements. Mr. Zaikin also has a diverse background that includes experience in sales, marketing, channels, finance and operation. Mr. Zaikin is currently a member of TREB (the Toronto Real Estate Board) and OREA (the Ontario Real Estate Association). He specializes in both Financial Analysis and Market Analysis for Commercial Real Estate.

Mr. Zaikin also has a Bachelors Degree from Kharkov Government Pharmaceutical Institute.

Helen Teplitskaia
President and Director

Helen Teplitskaia has served as the Company’s President and Director since May 2007.  Since January 2008 Mrs. Teplitskaya serves as President and a member of the board of directors of RAM Resources Ltd. Ms. Teplitskaia also currently is an Adjunct Associate Professor of International Business and Markets - Global Initiatives in Management at Northwestern University, where she has taught since January 1998, and she has served as Executive Vice President and Head of Eurasia Practice at Imnex International, Inc. since April 1991.  Mr. Teplitskaia serves as President of the American-Russian Chamber of Commerce & Industry, President of the American-Eurasian Chamber of Commerce and Director of the International Energy Advisory Council.  Throughout her career, Ms. Teplitskaia has successfully assisted a variety of government agencies and private sector companies, including the United States Agency for International Development, US State Department, Ministry of Foreign Affairs of the Republic of Uzbekistan, AT&T, Baker & McKenzie, Case New Holland, Gazprom, Gillette, HeidelbergCement, Ingersoll-Rand, Maytag, Motorola, Pepsi-Cola and Morgan Stanley with start-up operations in markets, direct investment, mergers and acquisitions, joint ventures and licensing, marketing research, political interfacing and media relations.

Ms. Teplitskaia received her BA/MIS from the St. Petersburg University of Culture and MBA degree from Northwestern University Kellogg School of Management.

Elena Pochapski
Chief Financial Officer and Director

Elena Pochapski has served as Chief Financial Officer and Director of the Company since August 1, 2003. Since August 2006, Mrs. Pochapski has served as Chief Financial Officer and Director of ECM Asset Management, Inc. and since January 2008 as member of the board of directors of its parent company RAM Resources Ltd. Before her employment at the Company, Mrs. Pochapski served as a Senior Accountant at Silver Gold Glatt & Grosman, LLP., from January 2002 to May 2004. Previous to that, Mrs. Pochapski was employed as an accountant at Cunningham & Associates, LLP., from September 1999 to December 2001. Previous to that, Mrs. Pochapski worked as an accountant at Price Waterhouse Coopers in Moscow Russia from 1997 to April 1999. Mrs. Pochapski has extensive experience in public accounting, audits and corporate finance. She is also familiar with Russian accounting procedures and has experience with translating Russian financial statements into US GAAP and International Accounting Standards (IAS). Ms. Pochapski received a Bachelor of Economics degree from Moscow State University. She is also certified as a Certified General Accountant (CGA) in Canada and as a Certified Public Accountant (CPA) in the State of Maine, U.S. Additionally, Mrs. Pochapski is a member of the Certified General Accountants Association of Ontario.

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

Helen Teplitskaia, President and Director

Helen Teplitskaia is the Company’s President and Director.  She has not signed a formal employment agreement with the Company.  However, through a letter agreement, the Company has agreed to provide her compensation by issuing her 10,000 shares of restricted common stock per month, beginning May 2007 and for each month thereafter for the year ended December 31, 2007.  The Company also issued her 50,000 shares of restricted common stock as a signing bonus.

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

Additionally, Mr. Peara was granted 100,000 options to purchase shares of the Company's common stock at $0.30 per share in consideration for consulting services provided to the Company prior to his election as a Director of the Company (the "Consulting Options"). One half or 50,000 shares of the Consulting Options were to expire at 5:00 p.m. (Eastern Standard Time) on May 1, 2006, however those options were exercised by Mr. Peara prior to expiring, and one half or 50,000 of the Consulting Options were to expire at 5:00 p.m. (Eastern Standard Time) on May 1, 2007, but were exercised by Mr. Peara prior to their expiration date.

Additionally, pursuant to an agreement between Alternative Energy Finance and the Company, Timothy Peara, our Director and the managing Director of Alternative Energy Finance, receives compensation based on the total investment made by Baltic in the Joint Venture described in greater detail below under “Certain Relationships and Related Transactions.”

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid (or payable) to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

Name And				All Other			Total
Principal	Fiscal			Compen-	Stock	Option	Compen-
Position (1)	Year	Salary	Bonus ($)	sation	Awards	Awards	sation

David Zaikin	2007	$180,000	--	--	$309,700	(4)	$489,700
CEO and	2006	$0(2)	--	--	$721,000(3)	(4)	$721,000
Chairman	2005	$50,000(2)	--	--	(2)	(4)	$50,000

Helen Teplitskaia	2007	--	--	--	$110,900	--	$110,900
President and
Director

Elena Pochapski	2007	$86,625	--	--	-	(7)	$86,625
CFO and	2006	$74,920	(6)	--	$103,000(6)	(7)	$177,920
Director	2005	$71,083(8)	--	--	(8)	(7)	$71,083

Oleg V.	2007	$0	--	--	-	--	$0
Zhuravlev	2006	$0	(9)	--	$51,500(9)	(10)	$51,500
Director	2005(11)	$30,587	--	--	--	(10)	$30,587

Vladimir	2007	$0	--	--	-	--	$0
Eret	2006	$0	(12)	--	$20,600(12)	(13)	$20,600
Director

Sergei	2007	$0	--	--	--	--	$0
Potapov	2006	$0	(14)	--	$20,600 (14)	(15)	$20,600
Director

Timothy	2007	$35,000	--	--	-	$867	$35,867
Peara	2006	$35,000(16)	(17)	--	$41,200(17)	$4,454	$80,654
Director						(18)(16)

Salaries above do not include perquisites and other personal benefits in amounts less than an aggregate of 10% of the individuals salaries listed above.

(1) Other than the individuals listed above, the Company has no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last three (3) fiscal years. No executive employee listed above received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings over the past three (3) years.

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

(3) Represents 350,000 restricted shares of common stock issued to Mr. Zaikin in February 2007, in consideration for services rendered to the Company during the 2006 fiscal year, which shares were valued at $721,000.

(4) Mr. Zaikin was granted 100,000 options to purchase shares of our common during each of the fiscal years ended 2007, 2006, 2005 and 2004, pursuant to a Stock Option Agreement he entered into with us in 2003. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. For 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. Options were granted on the first day of the month as follows starting with January 2007: 17,500 options at an exercise price $2.26 per share, 7,500 options at an exercise price of $2.14 per share, 7,500 options at an exercise price of $1.94 per share, 7,500 options at an exercise price of $1.62 per share, 7,500 at an exercise price of $1.69 per share, 7,500 options at an exercise price of $1.82 per share, 7,500 options at an exercise price of $1.79 per share, 7,500 options at an exercise price of $1.77 per share, 7,500 options at an exercise price of $1.46 per share, 7,500 options at an exercise price of $1.16 per share, 7,500 options at an exercise price of at $0.86 per share, and  7,500 options at  $0.76 per share. All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Mr. Zaikin, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Mr. Zaikin during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. The value of the options were calculated pursuant to FAS 123R.  In December 2006, Mr. Zaikin exercised 52,500 options of his 2006 options to purchase shares of our common stock for aggregate consideration of $31,500, which amount was previously owed to Mr. Zaikin in accrued salary and which amount was forgiven by Mr. Zaikin in consideration for the exercise of the options.

(6) Represents the value of 50,000 restricted shares of common stock issued to Ms. Pochapski in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $103,000.

(7) Ms. Pochapski was granted 100,000 options to purchase shares of our common during each of the fiscal years ended 2007, 2006, 2005 and 2004, pursuant to a Stock Option Agreement she entered into with us in 2003. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. For 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. Options were granted on the first day of the month as follows starting with January 2007: 17,500 options at an exercise price $2.26 per share, 7,500 options at $2.14 per share, 7,500 options at $1.94 per share, 7,500 options at $1.62 per share, 7,500 options at $1.69 per share, 7,500 options at $1.82 per share, 7,500 options at $1.79 per share, 7,500 options at $1.77 per share, 7,500 options at $1.46 per share, 7,500 options at $1.16 per share, 7,500 options at $0.86 per share, and 7,500 options at $0.76 per share.  All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Ms. Pochapski, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Ms. Pochapski during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. The value of the options were calculated pursuant to FAS 123R.  In February 2006, Ms. Pochapski exercised 100,000 options to purchase shares of our common stock for aggregate consideration of $14,000.

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

(9) Represents the value of 25,000 restricted shares of common stock issued to Mr. Zhuravlev in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $51,500.

(10) Mr. Zhuravlev was granted 100,000 options to purchase shares of our common during each of the fiscal years ended 2007, 2006, 2005 and 2004, pursuant to a Stock Option Agreement he entered into with us in 2004. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. For 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. Options were granted on the first day of the month as follows starting with January 2007: 17,500 options at an exercise price $2.26 per share, 7,500 options at $2.14 per share, 7,500 options at $1.94 per share, 7,500 options at $1.62 per share, 7500 at $1.69, 7500 at $1.82, 7500 at $1.79, 7500 at $1.77, 7500 at $1.46, 7500 at $1.16, 7500 at 0.86, and 7,500 options at $0.76 per share.  All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Mr. Zhuravlev, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Mr. Zhuravlev during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. The value of the options were calculated pursuant to FAS 123R.

(11) All salary listed for Mr. Zhuravlev for the years ended December 31, 2007, 2006 and 2005 were paid in full. Mr. Zhuravlev forgave any unpaid amounts of his salary for the years ended December 31, 2005, 2004 and 2003 in connection with the Company's entry into the Joint Venture.

(12) Represents the value of 10,000 restricted shares of common stock issued to Mr. Eret in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $20,600.

(13) Mr. Eret was granted 84,000 options to purchase shares of our common stock during each of the fiscal years ended 2007, 2006, 2005 and 2004, pursuant to a Stock Option Agreement he entered into with us in 2004. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. For 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. Options were granted on the first day of the month as follows starting with January 2007: 7,000 options at an exercise price $2.26 per share, 7,000 options at an exercise price of $2.14 per share, 7,000 options at an exercise price of $1.94 per share, 7,000 options at an exercise price of $1.62 per share, 7,000 options at an exercise price of $1.69 per share, 7,000 options at an exercise price of $1.82 per share, 7,000 options at an exercise price of $1.79 per share, 7,000 options at an exercise price of $1.77 per share, 7,000 options at an exercise price of $1.46 per share, 7,000 options at $1.16 per share, 7,000 options at $0.86 per share, and 7,000 options at $0.76 per share. All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Mr. Eret, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Mr. Eret during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. The value of the options were calculated pursuant to FAS 123R.

(14) Represents the value of 10,000 restricted shares of common stock issued to Mr. Potapov in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $20,600.

(15) Mr. Potapov was granted 84,000 options to purchase shares of our common stock during each of the fiscal years ended 2007, 2006, 2005 and 2004, pursuant to a Stock Option Agreement he entered into with us in 2004. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. For 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. Options were granted on the first day of the month as follows starting with January 2007: 7,000 options at an exercise price $2.26 per share, 7,000 options at an exercise price of $2.14 per share, 7,000 options at $1.94 per share, 7,000 options at an exercise price of $1.62 per share, 7,000 options at an exercise price of $1.69 per share, 7,000 options at an exercise price of $1.82 per share, 7,000 options at an exercise price of $1.79 per share, 7,000 options at an exercise price of $1.77 per share, 7,000 options at an exercise price of $1.46 per share, 7,000 options at an exercise price of $1.16 per share, 7,000 options at $0.86 per share, and 7,000 options at an exercise price of $0.76 per share.  All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Mr. Potapov, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Mr. Potapov during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. The value of the options were calculated pursuant to FAS 123R.

(16) Mr. Peara’s salary and option awards in the table above, do not include amounts paid by us to Alternative Energy Finance Ltd., which Mr. Peara is the Managing Director of, which amounts are described in greater detail herein, as those fees and options were not paid to Mr. Peara in consideration for his services to the Company as a Director.

(17) Represents the value of 20,000 restricted shares of common stock issued to Mr. Peara in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $41,200.

(18) Mr. Peara was granted 100,000 options to purchase shares of our common stock during each of the fiscal years ended 2007, 2006 and 2005, pursuant to a Stock Option Agreement he entered into with us in 2004. The exercise price of those options for the years ended December 31, 2006 and 2005, were $0.60 and $0.20 per share, respectively. For 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. Options were granted on the first day of the month as follows starting with January 2007: 7,000 options at an exercise price of $2.26 per share, 7,000 options at an exercise price of $2.14 per share, 7,000 options at an exercise price of $1.94 per share, 7,000 options at an exercise price of $1.62 per share, 7,000 options at an exercise price of $1.69 per share, 7,000 options at an exercise price of $1.82 per share, 7,000 options at an exercise price of $1.79 per share, 7,000 options at an exercise price of $1.77 per share, 7,000 options at an exercise price of $1.46 per share, 7,000 options at $1.16 per share, and 7,000 options at an exercise price of $0.86 per share, and 7,000 options at an exercise price of $0.76 per share.   The value of the options granted in 2005, which vested during 2007 and 2006 was approximately $867 and $4,454. All unexercised options expire on December 31st of the fourth year after they were granted. The value of the options were calculated pursuant to FAS 123R.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(#)	(#)	(#)	($)	(f)	(#)	($)	(#)	(#)
	Exercisable	Unexercisable	(d)	(e)		(g)	(h)	(i)	(j)
	(b)	(c)
David Zaikin	17,500	-	-	$2.26	December 31, 2011
	7,500	-	-	$2.14	December 31, 2011
	7,500	-	-	$1.94	December 31, 2011
	7,500	-	-	$1.62	December 31, 2011
	7,500	-	-	$1.69	December 31, 2011
	7,500	-	-	$1.82	December 31, 2011
	7,500	-	-	$1.79	December 31, 2011
	7,500	-	-	$1.77	December 31, 2011
	7,500	-	-	$1.46	December 31, 2011
	7,500	-	-	$1.16	December 31, 2011
	7,500	-	-	$0.86	December 31, 2011
	7,500	-	-	$0.76	December 31, 2011
	47,500	-	-	$0.60	December 31, 2010
	100,000	-	-	$0.60	December 31, 2009
	100,000	-	-	$0.20	December 31, 2008

Elena Pochapski	17,500	-	-	$2.26	December 31, 2011
	7,500	-	-	$2.14	December 31, 2011
	7,500	-	-	$1.94	December 31, 2011
	7,500	-	-	$1.62	December 31, 2011
	7,500	-	-	$1.69	December 31, 2011
	7,500	-	-	$1.82	December 31, 2011
	7,500	-	-	$1.79	December 31, 2011
	7,500	-	-	$1.77	December 31, 2011
	7,500	-	-	$1.46	December 31, 2011
	7,500	-	-	$1.16	December 31, 2011
	7,500	-	-	$0.86	December 31, 2011
	7,500	-	-	$0.76	December 31, 2011
	100,000	-	-	$0.60	December 31, 2010
	100,000	-	-	$0.60	December 31, 2009
	100,000	-	-	$0.20	December 31, 2008

Oleg V. Zhuravlev	17,500	-	-	$2.26	December 31, 2011
	7,500	-	-	$2.14	December 31, 2011
	7,500	-	-	$1.94	December 31, 2011
	7,500	-	-	$1.62	December 31, 2011
	7,500	-	-	$1.69	December 31, 2011
	7,500	-	-	$1.82	December 31, 2011
	7,500	-	-	$1.79	December 31, 2011
	7,500	-	-	$1.77	December 31, 2011
	7,500	-	-	$1.46	December 31, 2011
	7,500	-	-	$1.16	December 31, 2011
	7,500	-	-	$0.86	December 31, 2011
	7,500	-	-	$0.76	December 31, 2011
	100,000	-	-	$0.60	December 31, 2010
	100,000	-	-	$0.60	December 31, 2009
	100,000	-	-	$0.20	December 31, 2008

Sergey Potopov	7,000	-	-	$2.26	December 31, 2011
	7,000	-	-	$2.14	December 31, 2011
	7,000	-	-	$1.94	December 31, 2011
	7,000	-	-	$1.62	December 31, 2011
	7,000	-	-	$1.69	December 31, 2011
	7,000	-	-	$1.82	December 31, 2011
	7,000	-	-	$1.79	December 31, 2011
	7,000	-	-	$1.77	December 31, 2011
	7,000	-	-	$1.46	December 31, 2011
	7,000	-	-	$1.16	December 31, 2011
	7,000	-	-	$0.86	December 31, 2011
	7,000	-	-	$0.76	December 31, 2011
	84,000	-	-	$0.60	December 31, 2010
	84,000	-	-	$0.60	December 31, 2009
	84,000	-	-	$0.20	December 31, 2008

Vladimir Eret	7,000	-	-	$2.26	December 31, 2011
	7,000	-	-	$2.14	December 31, 2011
	7,000	-	-	$1.94	December 31, 2011
	7,000	-	-	$1.62	December 31, 2011
	7,000	-	-	$1.69	December 31, 2011
	7,000	-	-	$1.82	December 31, 2011
	7,000	-	-	$1.79	December 31, 2011
	7,000	-	-	$1.77	December 31, 2011
	7,000	-	-	$1.46	December 31, 2011
	7,000	-	-	$1.16	December 31, 2011
	7,000	-	-	$0.86	December 31, 2011
	7,000	-	-	$0.76	December 31, 2011
	84,000	-	-	$0.60	December 31, 2010
	84,000	-	-	$0.60	December 31, 2009
	84,000	-	-	$0.20	December 31, 2008

Tim Peara (1)	17,500	-	-	$2.26	December 31, 2011
	7,500	-	-	$2.14	December 31, 2011
	7,500	-	-	$1.94	December 31, 2011
	7,500	-	-	$1.62	December 31, 2011
	7,500	-	-	$1.69	December 31, 2011
	7,500	-	-	$1.82	December 31, 2011
	7,500	-	-	$1.79	December 31, 2011
	7,500	-	-	$1.77	December 31, 2011
	7,500	-	-	$1.46	December 31, 2011
	7,500	-	-	$1.16	December 31, 2011
	7,500	-	-	$0.86	December 31, 2011
	7,500	-	-	$0.76	December 31, 2011
	100,000	-	-	$0.60	December 31, 2010
	100,000	-	-	$0.60	December 31, 2009

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

The Board of Directors (in establishing compensation levels for the Chief Executive Officer and Chief Operating Officer, as well as other executive positions) and the Company (in establishing compensation levels for all executives of the Company) considers many factors, which may include, but are not limited to, the individual’s abilities and executed performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, contributions to the Company’s overall image and reputation in the Company’s industry, and contributions to the development of the management team and other employees.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act), based on 18,383,065 shares of common stock outstanding as of March 31, 2008 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Options to purchase shares of Common Stock Exercisable within the next 60 days	Total Shares of Common Stock Beneficially Owned (2)	Percent(1)
Victor Repin Kurgan City, Klimova St. 41, Russia 640020	1,750,000	300,000	2,050,000 (5)	11.0% (A)
Svetlana Slepchuk Mosfilmovskaya Street 17/25 Apt. 17 Moscow, Russia 119330	3,900,000	-	3,900,000	21.2%
David Zaikin CEO and Director 275 Madison Ave., 6th Floor, New York, New York 10016 (3)	1,160,000	395,000	1,555,000 (6)	8.3% (B)
Helen Teplitskaia President and Director 275 Madison Ave. 6th Floor New York, New York 10016	130,000 (13)	-	130,000	0.7%

Elena Pochapski CFO and Director 275 Madison Ave., 6th Floor, New York, New York 10016	380,000 (7)	347,500	827,500 (8)	4.4% (C)
Oleg V. Zhuravlev Director Kurgan City Lenina St. 27/X Russia 640000 (4)	25,000	447,500	472,500 (10)	2.5% (E)
Sergey Potapov Director Kurgan City Lenina St. 27/X Russia 640000	10,000	378,000	388,000 (9)	2.1% (D)
Valdimir Eret Director Kurgan City Lenina St. 27/X Russia 640000	10,000	378,000	388,000 (11)	2.1% (F)
Tim Peara Director 275 Madison Ave., 6th Floor, New York, New York 10016	117,569	786,915	904,484 (12)	4.7% (G)
All the Officers and Directors as a group (7 persons)	1,822,569	2,832,915	4,655,484 (4),(6),(7),(8),(9),(10), (11), (12)	21.9% (H)

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

3) David Zaikin holds 400,000 of his shares in the name of WCM, Ltd, which is 100% owned by Mr. Zaikin.

4) Includes both the number of shares of common stock beneficially owned as of March 31, 2008, and any options which will vest and be exercisable within the next sixty days.

5) Includes warrants to purchase 150,000 shares of our common stock at $2.00 per share and 150,000 shares of our common stock at $2.50 per share. The warrants expire if unexercised on December 22, 2008.

6) Includes 100,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 47,500 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006 (Mr. Zaikin exercised 52,500 options in December 2006), 100,000 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007, and 47,500 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date, of which a portion had vested as of March 31, 2008, and a portion will vest over the subsequent sixty (60) day period. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

7) Includes 30,000 shares held in Mrs. Pochapski’s daughter’s name, which Mrs. Pochapski is deemed to beneficially own.

8) Includes 100,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, 100,000 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007 and 47,500 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date, of which a portion had vested as of March 31, 2008, and a portion will vest over the subsequent sixty (60) day period. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

9) Includes 84,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 84,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 84,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, 84,000 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007, and 42,000 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date, of which a portion had vested as of March 31, 2008, and a portion will vest over the subsequent sixty (60) day period. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

10) Includes 100,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, 100,000 options to purchase shares of our common stock at as described above, which vested throughout the fiscal year ended 2007 and 47,500 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date, of which a portion had vested as of March 31, 2008, and a portion will vest over the subsequent sixty (60) day period. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

11) Includes 84,000 options to purchase shares of our common stock at $0.20 per share, which vested throughout the fiscal year ended 2004, 84,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 84,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, 84,000 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007, and 42,000 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date, which had vested as of March 31, 2008, and will vest over the subsequent sixty (60) day period. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

12) Includes certain options issuable to AEF in connection with amounts loaned to ZNG (as described in greater detail herein), including 50,068 options to purchase shares of our common stock at an exercise price of $0.63 per share, which vested on March 1, 2006 and represented options earned throughout the year ended 2005; 17,561 options to purchase shares of our common stock at an exercise price of $0.67 per share, which vested on March 31, 2006; 20,412 options to purchase shares of our common stock at an exercise price of $2.02 per share, which vested on June 30, 2006; 20,952 options to purchase shares of our common stock at an exercise price of $1.53 per share, which vested on September 30, 2006; 38,648 options to purchase shares of our common stock at an exercise price of $1.44 per share, which vested on December 31, 2006, 48,925 options to purchase shares of our common stock at an exercise price of $1.10 per share, which warrants vested on March 31, 2007, 55,233 options to purchase shares of our common stock at an exercise price of $1.14 per share, which vested on June 30, 2007, 51,352 options to purchase shares of our common stock at an exercise price of $0.74 per share, which warrants vested on September 30, 2007, 78,130 options to purchase shares of our common stock at an exercise price of $0.46 per share, which vested on December 31, 2007, which options expire if unexercised on the third anniversary of the date they were granted. Does not include the options issuable to AEF for the period ended March 31, 2008.  Finally, the amount listed above includes 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, 100,000 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007 and 47,500 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date of which a portion had vested as of March 31, 2008, and a portion will vest over the subsequent sixty (60) day period, which options were granted pursuant to his Directors stock option plan. All Director options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

13) Includes 10,000 shares which the Company agreed to issue in consideration for services rendered during December 2007, which shares have not been issued to date, and which have therefore not been included in the number of issued and outstanding shares disclosed throughout this report.

A) Using 19,385,065 shares outstanding, assuming the exercise of all 300,000 options held by Mr. Repin.

B) Using 18,685,065 shares outstanding, assuming the exercise of all 300,000 options held by Mr. Zaikin.

C) Using 18,830,565 shares outstanding, assuming the exercise of all 447,500 options held by Ms. Pochapski.

D) Using 18,761,065 shares outstanding, assuming the exercise of all 388,000 options held by Mr. Potapov.

E) Using 18,830,565 shares outstanding, assuming the exercise of all 472,500 options held by Mr. Zhuravlev.

F) Using 18,761,065 shares outstanding, assuming the exercise of all 388,000 options held by Mr. Eret.

G) Using 19,169,980 shares outstanding, assuming the exercise of all 786,915 options held by Mr. Peara.

H) Using 21,215,980 shares outstanding, assuming the exercise of all 2,832,915 options held collectively by our officers and Directors.

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

On January 25, 2007, we approved an annual salary of $180,000 (plus a performance based bonus to be determined by the Board of Directors at the end of the 2007 fiscal year, which bonus totaled 190,000 shares valued at $309,700, which shares were issued in July 2007) for our Chief Executive Officer and Director, David Zaikin for the 2007 fiscal year. On January 31, 2007, Mr. Zaikin notified us that effective February 1, 2007, he was withdrawing his previous request to not accrue any salary until we had sufficient funds to pay such salary, and instead requested that we pay him his 2007 salary if funds were available for such payments and/or that we accrue such salary until we have sufficient funds to repay him any accrued amounts. In February 2007, our Board of Directors approved the issuance of 350,000 shares of our restricted common stock to Mr. Zaikin, in consideration for compensation for the year ended December 31, 2006, which compensation was granted by our Board of Directors in its sole discretion, even though Mr. Zaikin had previously agreed not to be paid or accrue any salary for fiscal 2006.  In July 2007, we issued an aggregate of 190,000 restricted shares of common stock to Mr. Zaikin, and certain of his assigns, in consideration for services rendered during the first two quarters of 2007.

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

On June 30, 2007, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 55,233 shares of our common stock at an exercise price of $1.14 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We were also obliged to pay AEF approximately $35,938 during the three months ended June 30, 2007 (equal to 1% of Baltic’s approximately $ 3,593,848 investment in the Joint Venture in the second quarter of 2007); which amount has not been paid to date.

In June 2007, we issued 70,000 shares of restricted common stock to our President, Helen Teplitskaia, of which 50,000 shares were a sign-on bonus in connection with her agreeing to be an officer of the Company in May 2007, and 20,000 shares were part of her compensation package with the Company, whereby she is to be paid 10,000 shares per month for her service to the Company, which shares were issued for services rendered in May and June 2007.  In August 2007, Ms. Teplitskaia was issued an additional 20,000 shares for her services to the Company for the months of July and August 2007.   In November 2007, Ms. Teplitskaia was issued 30,000 shares in consideration for services rendered for September through November 2007.  Ms. Teplitskaia is still due to receive 10,000 shares in consideration for services rendered in December 2007, which has not been issued as of the date of this report, and has not been included in the number of issued and outstanding shares disclosed throughout this report.

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

On December 31, 2007, in connection with our agreement with AEF, we agreed to grant AEF a warrant to purchase 78,130 shares of our common stock at an exercise price of $0.46 per share, which warrants contained a cashless feature. The warrants expire three years from the grant date. We were also obligated to pay AEF approximately $20,626 during the three months ended December 31, 2007 (equal to 1% of Baltic’s approximately $2,062,635 investment in the Joint Venture in the fourth quarter of 2007); which amount has not been paid to date.

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit No.	Description of Exhibit

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9 (2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10 (2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11 (3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12 (3)	Agreement with Business - Standard (translated from Russian version)
10.13 (3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14 (3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15 (3)	Deed of Amendment between ZNG and BP

10.16 (3)	Deed of Amendment between the Company and BP

10.17 (4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18 (5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19 (5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

21.1*	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

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

(b) REPORTS ON FORM 8-K

We have not filed a Form 8-K during the three months ended December 31, 2007, or subsequent to the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $26,000 and $22,800, respectively.

Audit Related Fees

None.

Tax Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $1,800 and $2,100, respectively.

All Other Fees

Other fees billed by our principal accountant in 2007 included review and evaluation of responses to SEC queries surrounding Form 10KSB for 2006. Total amount billed in 2007 was $6,200.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: April 15, 2008	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer
(Principal Executive Officer)

DATED: April 15, 2008	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ David Zaikin	Chief Executive Officer	April 15, 2008
David Zaikin	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Elena Pochapski	Chief Financial Officer	April 15, 2008
Elena Pochapski	and Director
(Principal Financial Officer)

/s/ Oleg V. Zhuravlev	Director	April 15, 2008
Oleg V. Zhuravlev

/s/ Sergey Potapov	Director	April 15, 2008
Sergey Potapov

/s/ Vladimir V. Eret	Director	April 15, 2008
Vladimir V. Eret

/s/ Timothy Peara	Director	April 15, 2008
Timothy Peara