Form 10-Q
period 2008-03-31
Siberian Energy Group Inc.
filed 2008-05-20
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-118902

SIBERIAN ENERGY GROUP INC.
(Exact name of registrant as specified in its charter)

NEVADA	52-2207080
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

275 Madison Ave, 6th Floor, New York, NY 10016
(Address of principal executive offices)

(212) 828-3011
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐ No   ☒

The number of shares outstanding of each of the issuer’s classes of equity as of May 12, 2008, was 18,383,065 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

SIBERIAN ENERGY GROUP INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS

March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of March 31, 2008, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2008 and 2007, and the cumulative period of development stage activity (January 1, 2003 through March 31, 2008).   These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated April 14, 2008, we included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
May 19, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash	$550	$1,248
Prepaid expenses and other	4,449	4,285
	4,999	5,533

Investment in joint venture	-	-

Oil and gas properties, unproved	5,248,000	5,248,000

Property and equipment, net	3,663	3,943

	$5,256,662	$5,257,476

Liabilities and Stockholders' Equity
Current liabilities:
Demand loan from stockholder, interest at 9%	$10,000	$10,000
Accounts payable:
Related party - stockholders	425,184	370,500
Related party - Baltic Petroleum, interest at 14%	58,208	56,693
Others	268,861	213,854
Accrued payroll	614,886	541,368
	1,377,139	1,192,415

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
18,383,030 issued and outstanding	18,383	18,383
Additional paid-in capital	13,055,506	13,053,756
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(8,729,199)	(8,543,044)
Accumulated other comprehensive income (loss)	(15,382)	(14,249)
	3,879,523	4,065,061

	$5,256,662	$5,257,476
See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Operations			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			March 31,
For the three months ended March 31,	2008	2007	2008

Revenues and other income:
Management fees	$-	$165,000	$1,135,000
Gain from entrance into joint venture	-	-	364,479
Other	-	-	6,382
	-	165,000	1,505,861

Expenses:
Salaries	80,410	83,643	3,171,305
Professional and consulting fees	75,425	202,388	4,622,251
Rent and occupancy	9,716	12,385	232,841
Depreciation and amortization	231	82	103,583
Finance charges and interest	2,038	1,499	105,962
Other	18,335	174,096	1,999,118
Total expenses	186,155	474,093	10,235,060

Loss before income taxes	186,155	309,093	8,729,199

Provision for income taxes (benefit)	-	-	-

Net loss (development stage)	$186,155	$309,093	$8,729,199

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.83)

Weighted average number of basic and diluted
common shares outstanding	18,383,030	14,241,408	10,523,934

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through March 31, 2008

	Common Stock
	Number of		Additional Paid-In	Accumulated	Accumulated Other Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, January 1, 2003 (pre-development stage)	4,902,886	$4,903	$430,195	$(449,785)	$-	$(14,687)

Loss for the year - 2003	-	-	-	(422,516)	-	(422,516)	$(422,516)

Shares issued in acquisition (ZNG)	1,000,000	1,000	(1,000	-	-	-

Balance, December 31, 2003	5,902,886	$5,903	$429,195	$(872,301)	$-	$(437,203)

Loss for the year - 2004	-	-	-	(833,567)	-	(833,567)

Foreign currency translation adjustment	-	-	-	-	(53,120)	(53,120)	$(886,687)

Shares issued in acquisition (ZNG)	3,450,000	3,450	746,550	-	-	750,000

Shares issued for professional services	50,000	50	9,950	-	-	10,000

Other	-	-	34,426	-	-	34,426

Balance, December 31, 2004	9,402,886	$9,403	$1,220,121	$(1,705,868)	$(53,120)	$(529,464)

Loss for the year - 2005	-	-	-	(1,153,686)	-	(1,153,686)

Foreign currency translation adjustment	-	-	-	-	50,614	50,614	$(1,103,072)

Shares issued for professional services	385,000	385	197,829	-	-	198,214

Shares issued for accrued salaries	1,700,000	1,700	301,871	-	-	303,571

Warrants granted for professional services	-	-	310,000	-	-	310,000

Balance, December 31, 2005 (Restated)	11,487,886	$11,488	$2,029,821	$(2,859,554)	$(2,506)	$(820,751)

Loss for the year - 2006	-	-	-	(4,072,788)	-	(4,072,788)

Foreign currency translation adjustment	-	-	-	-	(1,939)	(1,939)	$(4,074,727)

Shares issued for employee stock option plan and warrants	195,000	195	45,305	-	-	45,500

Shares issued for geological data	1,900,000	1,900	3,323,100	-	-	3,325,000

Shares issued for professional services	1,139,499	1,140	2,120,320	-	-	2,121,460

Warrants granted for professional services	-	-	1,201,960	-	-	1,201,960

Shares cancelled	(609,424	(610	610	-	-	-

Balance, December 31, 2006 (Restated)	14,112,961	$14,113	$8,721,116	$(6,932,342)	$(4,445)	$1,798,442

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)	$(2,070,291)

Shares issued for employee stock option plan and warrants	566,935	567	(567	-	-	-

Shares issued for geological data	200,000	200	349,800	-	-	350,000

Shares issued for accrued salaries	788,000	788	1,444,618	-	-	1,445,406

Shares issued for licenses	2,000,000	2,000	1,318,000	-	-	1,320,000

Shares issued for professional services	715,134	715	1,070,395	-	-	1,071,110

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	18,383,030	$18,383	$13,053,756	$(8,992,829)	$(14,249)	$4,065,061

Loss for three months - 2008	-	-	-	(186,155)	-	(186,155)

Foreign currency translation adjustment	-	-	-	-	(1,133)	(1,133)	$(187,288)

Warrants granted for professional services	-	-	1,750	-	-	1,750

Balance, March 31, 2008	18,383,030	$18,383	$13,055,506	$(9,178,984)	$(15,382)	$3,879,523

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			March 31,
For the three months ended March 31,	2008	2007	2008

Cash flows from operating activities:
Net loss (development stage)	$(186,155)	$(309,093)	$(8,729,199)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Depreciation and amortization	231	82	103,583
Common stock and warrants issued
for professional services and salaries	1,750	1,367,398	7,136,178
Gain from entrance into joint venture	-	-	(364,479)
Changes in other current assets and
current liabilities:
Management fee receivable		-	110,000
Prepaid expenses and other assets	(115)	(111,015)	(267,792)
Accounts payable and accrued expenses	184,724	(937,854)	3,006,164
Net cash flows from operating activities	435	9,518	994,455

Cash flows from investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net cash flows for investing activities	-	-	(1,130,949)

Cash flows from financing activities:
Net proceeds from demand loans	-	-	72,500
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	-	-	152,426

Effect of exchange rates on cash	(1,133)	(2,033)	(15,382)

Net increase (decrease) in cash	(698)	7,485	550

Cash - beginning	1,248	1,435	-

Cash - ending	$550	$8,920	$550

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements of Siberian Energy Group Inc. (the Company) include the accounts of the Company and its 100% owned subsidiaries.  These financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC) interim reporting, and do not include all of the information and note disclosures required by generally accepted accounting principles.  These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial positions, results of operations, and cash flows for the periods presented.  Accounting policies used in fiscal 2008 are consistent with those used in the cumulative period of Development Stage Activity – January 1, 2003 through March 31, 2008.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.  Interim operating results are not necessarily indicative of operating results for any future interim period or the full year.

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

As of March 31, 2008, the total amount of funds provided through such loans to ZL and ZNG were equal to $23.5 million plus accrued interest of approximately $3.9 million.  The funds were used to perform extensive seismic and gas seismotomographic works on ZNG’s licensed areas, prepare a comprehensive analysis of geological resources in the Kurgan region and drill 2 exploratory wells, both of which confirmed the presence of hydrocarbons, although these areas are not yet considered proven. Management considers the first months of 2008 a “transition period” in the Joint Venture’s activities. It is awaiting the reports from a reputable international geological consulting firm regarding potential future exploration of the researched areas. In the case of further exploration the Joint Venture will seek to “farm out” its interest in the acreage and a new exploration budget will be determined.

Additional details surrounding the Company’s involvement in the Joint Venture follow:

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
•
The company generally received management fees in connection with the Joint Venture, which varied from $25,000 to $85,000 in 2005 through 2007. Due to the transition period in the Joint Venture activities no management fees were paid in 2008 and its future amount will only be determined after the approval of the new exploration stage budget.

•
The Company recognized a settlement gain of $364,479 as a result of the initial joint venture transaction.  This resulted primarily to adjust the Company’s negative investment to zero as of the agreement date.  All activity of ZNG before the agreement date is otherwise included in these financial statements.

Activities of ZNG prior to October 14, 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through March 31, 2008.

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

Restricted common shares issued to Seller	1,900,000
Restricted common shares issued to an adviser	200,000
Total restricted common shares issued	2,100,000

Stock warrants issued to Seller September 14, 2006
for purchase option	250,000

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

3.  Income Taxes:

At March 31, 2008, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $7,447,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2028.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $1,489,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through March 31, 2008.

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

For the cumulative period ended March 31, 2008, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ form the going concern basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

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

On May 2, 2005, the Company affected a 1:2 reverse stock split and all share amounts listed throughout this Report retroactively reflect such split and the Stock Splits described above.

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

Moving forward the Company plans to focus on the exploration and potential development of licenses acquired by KNG and to continue the oil and gas exploration activities in Kurgan and to work towards generating production activities from ZNG’s licenses by possibly attracting interest from external parties, of which there can be no assurance. Additionally, the Company is currently contemplating entering into additional partnership agreements in connection with advanced stage exploration or production projects in Western Siberia, of which there can be no assurance.

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

In October 2007, KNG was awarded two oil and gas exploration licenses in Khanty-Mansiysk region in West Siberia, Russia for the Karabashsky-61 and Karabashsky-67 blocks located in the Khanty-Mansiysk Autonomous Region, Russian Federation.  The license areas together cover 166,000 acres and are situated in the territory of the Urals oil and gas bearing area.

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

The owner of the license is obliged to perform the following geological work on subsurface of the lease:

•
to prepare and coordinate, and get approval in the prescribed manner of the “Program of exploration works on the Karabashsky-61 and Karabashsky-67 license areas” within 12 months from the date of the state registration of the license (October 22, 2007);

•
to begin 2D seismic works during the 2008-2010 fieldwork season and to perform not less than 176.26 linear kilometers of seismic profiles on Karabashky-61 and 158 linear km on Karabashky-67 (minimal density of the profile not less than 1 linear kilometer per 1 square kilometer of license area); and

•	No later than 2011, to start drilling an exploratory well and to complete not less than 2 exploratory wells by April 1, 2012.

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

The rates currently yield total annual payments for the two blocks of approximately $3,300 in the first three years, $6,600 in the fourth year and $10,000 in the fifth year. Currently the Company is negotiating a joint venture with a local partner to perform prescribed geological research works on the two blocks, which agreement is anticipated to be finalized in June of 2008, of which there can be no assurance

Description of ZNG

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

As of May 2008, ZNG had performed the following research and exploration works on its licensed areas:

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

•
Following interpretation of seismic, geochemical and geophysical data the first well location was chosen in the northern part of the Privolny license, which well was spudded in the Spring of 2007. Having drilled to 2,400 meters, the well was suspended, pending analysis and interpretation of the data, with a possible view to re-entry at a future date, of which there can be no assurance. Results of the seismic interpretation also showed that two of  the licenses – West-Suersky and Orlovo-Pashkovsky did not have high potential and ZNG has voluntarily surrendered these licenses to the relevant authorities;

•
The Privolny-1 well provided crucial data to the determination of a second well location in the southern section of the Mokrousovsky block, a short distance to the north. The Mokrousovsky-1 well was spudded in September 2007 and also drilled to 2,400 meters. A modern, light-weight rig was contracted to drill this well, which proved to be extremely challenging from an engineering prospective.  The drilling timeframe was extended, and hydrocarbons were identified with some being tested using Schlumberger’s MDTTM tool. RPS Energy has evaluated all of this data and, as of the date of this report, ZNG awaits their report and is considering options for further potential exploitation. Upon expiration of the license terms on the Mokrousovsky and Privolny parcels in March 2008, ZNG has the preferential right to re-apply for the licenses to continue exploration works. Should the results of the RPS report be affirmative and the Company and its current or prospective partners decide to commit to the advanced exploration, ZNG will re-apply for the licenses.

Additionally, the Company plans to focus on investigating the potential of its current 25-year licenses: Yuzhno-Voskresensky, Petukhovsky and Lebyazhevsky licenses.

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

The operations of the Joint Venture are funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of March 31, 2008 the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $3.9 million.

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

The total outstanding balance of the New Loan provided up to March 31, 2008, was $15,239,000, including $12,790,000 of principal and $2,449,000 of interest accrued as of March 31, 2008.

Funding to ZNG, Ltd. is provided by Caspian on the same terms as to ZNG, through the mechanism of intercompany billing within Baltic and certain companies affiliated with Baltic. As of March 31, 2008, the total loan to ZNG, Ltd. from Caspian totaled $10,566,000, including $9,380,000 of principal and accrued interest of $1,186,000. In addition, ZNG, Ltd. owes $1,530,000 directly to Baltic for unpaid management fees and accrued interest through March 31, 2008.

The loans are not dilutive to the Company's ownership in ZNG. In connection with the funding provided by Baltic, ZNG entered into a gross override royalty agreement with Baltic, as described below under "Deed of Agreement," and “Gross Override Royalty Agreement.”

Joint Venture activities are currently in the “transition period”. The first stage of drilling has been completed and both wells confirmed the presence of hydrocarbons. As of the date of this filing, the Joint Venture is awaiting reports from RPS Energy regarding the potential for future exploitation. In the event the Joint Venture decides to explore further, the Joint Venture will seek to “farm out” its interest in the acreage. At that time, the new funding budget will be determined.

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

Global Consulting Group Agreement

With an effective date of April 10, 2007, we entered into an agreement with The Global Consulting Group (“Global”), whereby Global agreed to perform investor relations and medial communications services for us for the period of one (1) year, which agreement is automatically renewable for additional one (1) year periods if not terminated prior as described below. Pursuant to the Global agreement, we agreed to pay Global $12,000 per month during the term of the agreement (subject to 3% yearly increases, if such agreement is not terminated prior to the one (1) year anniversary of the agreement), and pay Global one time bonuses of $5,000 upon the achievement of any of the following goals: our common stock being listed on the AMEX; a valuation of our common stock of at least $40 million for more than 30 days; and/or any feature story in a top tier media outlet (The Wall Street Journal, The New York Times or similar publication). We also agreed to pay Global’s reasonable out of pocket expenses, subject to prior approval for any expense over $300 and to indemnify Global against any losses they may incur as a result of the Global agreement up to a maximum of $10,000.  In November 2007, we terminated the Global agreement and entered into a Settlement Agreement (the “Global Settlement”) with Global, pursuant to which we agreed to pay Global $20,000 (payable in four installments of $5,000, due December 5, 2007, January 5, 2008, February 5, 2008 and March 5, 2008) and 20,000 restricted shares in settlement of the termination of the Global agreement.  In May 2008, we entered into a First Amendment to the Settlement Agreement (the “First Amendment”) with Global.  Pursuant to the First Amendment, we agreed to pay Global $5,000 and 25,000 shares of common stock, along with the cash and stock consideration previously paid by us to Global pursuant to the Settlement Agreement, in full satisfaction of the Global Agreement.  We agreed to pay Global the cash consideration on or prior to May 29, 2008, which amount of cash and stock as required by the First Amendment has not been paid to Global to date.

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

Moving forward, we anticipate targeting other potential long term investments in Russia, separate from our involvement in the Joint Venture and KNG. Currently we are evaluating different business opportunities in the oil and gas industry, including advanced development stage and revenue-producing enterprises. As of the filing of this report, the Company is researching certain other projects which involve the potential purchase of oil and gas interests in Western Siberia, Russia; however no formal agreements or understandings have been entered into as of the filing date of this report.

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

In connection with the Joint Venture (described under "Joint Venture Agreement," above), the Company generally received management fees in connection with the Joint Venture, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities no management fees were paid in the first quarter of 2008 and there is no assurance that the Joint Venture will pay any management fees or that fees received will be adequate to pay its upcoming expenses and liabilities in the future.  If the Company does not receive any management fees moving forward, the Company plans that its organizing stockholders will continue to provide financing for the Company, of which there can be no assurance.

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $425,184 and $370,500 were payable to the stockholders as of March 31, 2008 and December 31, 2007, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

We had no revenues and other income for the three months ended March 31, 2008, compared with $165,000 of revenue and other income for the three months ended March 31, 2007, due solely to $165,000 of management fees received.  During the three months ended March 31, 2007, the Company received monthly management fees of $55,000 pursuant to our Joint Venture.  However, the Company did not receive any management fees for the three months ended March 31, 2008, as a result of restructuring of Kurgan operations and negotiating of farming out further research works on ZNG’s licensed areas..

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $186,155 for the three months ended March 31, 2008, compared to total expenses for the three months ended March 31, 2007, of $474,093, which represented a decrease in total expenses from the prior period of $287,938 or 60.7%.

The main reason for the decrease in total expenses for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was a $126,963 or 62.7% decrease in professional and consulting fees, to $75,425 for the three months ended March 31, 2008, compared to $202,388 for the three months ended March 31, 2007, which decrease is largely attributable to the fact that the Company used less third party consultants and advisors during the three months ended March 31, 2008, compared to the same period of 2007. Total expenses also decreased because of a $155,761 or 89.5% decrease in other expenses, mainly attributable to the discontinuance of certain marketing contracts and less travel performed by management for marketing purposes for the three months ended  March 31, 2008, compared to the three months ended March 31, 2007.

We had a net loss of $186,155 for the three months ended March 31, 2008, compared to a net loss of $309,093 for the three months ended March 31, 2007, a decrease in net loss of $122,938 or 39.8% from the prior period. The decrease in net loss was mainly attributable to the $287,938 or 60.7% decrease in total expenses, offset by the $165,000 decrease in revenues and other income for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $4,999 as of March 31, 2008, which included cash of $550; and prepaid expenses and other of $4,449.

We had total assets of $5,256,662 as of March 31, 2008, which included current assets of $4,999 and non-current assets of $5,251,663. Non-current assets included $5,248,000 of oil and gas properties, unproved, representing two exploration licenses of KNG and also geological studies and data, which we received in connection with the purchase of KNG, and $3,663 of property and equipment, net.

We had total liabilities of $1,377,139 as of March 31, 2008, which were solely current liabilities and which included $425,184 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to March 31, 2008; $58,208 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic and certain other expenses owed to Baltic; $268,861 of accounts payable to others for advisory and professional services rendered; and $614,886 of accrued payroll, which included $337,500 payable to our Chief Executive Officer, David Zaikin, of which $225,000 was accrued in 2007 and 2008, and $112,500 was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $108,332 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $1,372,140 and a total pre-development and development stage accumulated deficit of $9,178,984 as of March 31, 2008.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of March 31, 2008. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

We had $435 of net cash flows from operating activities for the three months ended March 31, 2008, which is attributable to $184,724 of increase in accounts payable and accrued expenses, $1,750 of warrants granted for professional services and $231 of depreciation and amortization, offset by $186,155 of net loss and $115 of prepaid expense and other assets.

We had $0 of net cash flows for investing activities for the three months ended March 31, 2008.

We had $0 of net cash flows from financing activities for the three months ended March 31, 2008.

Pursuant to the Deed of Agreement, whereby Baltic agreed to loan ZNG approximately $12,000,000 to be used on seismic studies, the budget for the current program of seismic studies and drilling of the first four wells on ZNG’s licenses in 2007 was adopted by ZNG, Ltd.’s Board. This budget amounted to US $14,998,000, or approximately $8 million British pounds. These funds were raised by Baltic’s parent company through a placement of shares. Of the total budgeted amount of $14,998,000, the sum of $9,659,000 is being provided through the ZNG loans described earlier and the sum of $5,339,000 is committed to be provided to ZNG, Ltd. The loans are not dilutive to the Company's ownership in ZNG.  ZNG currently has approximately $3,000,000 remaining from its 2007 budget, however funding of additional exploration works on the Mokrousovsky and Privolny areas and the 2008 exploration budget are not yet approved, pending on the report of RPS Energy regarding further potential exploitation of these areas. In the event ZNG decides to undertake further exploration of these areas, the Joint Venture will seek to “farm out” its interest in the acreage.

As of March 31, 2008, ZNG had received $12,790,000 pursuant to the New Loan, which amount includes $6,874,325 assumed by ZNG in connection with a previous loan made to ZNG. Total interest accrued as of March 31, 2008 was $2,558,000, including accrued interest on the previous loan. The total funding provided to ZNG, Ltd. and ZNG by Baltic including the delayed payment of Baltic management fees as of March 31, 2008 was equal to $23,465,000 plus accrued interest of approximately $3,979,000.

Under the terms of the Joint Venture Agreement, we  received $25,000 per month as a management fee from ZNG, Ltd. This amount was increased to $55,000 as per the 2007 operating budget and further increased to $85,000 for the months of June through October 2007, after which date no management fees were paid in connection with the ‘transition period” of Kurgan activities (described above under “Joint Venture”).  Should Baltic decide not to further pursue the Kurgan project, the Joint Venture will be restructured and the management fees from Baltic will be discontinued and we will have to renegotiate management fees with the new partner or raise additional funding to support our operations, which may be on unfavorable terms, if at all.

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

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this Report fairly present our financial position, results of operations and cash flows for the periods covered herein in all material respects.

As of December 31, 2007, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

Based on that evaluation, management concluded that, during the period covered by our Annual Report on Form 10-KSB, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a material weakness.

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

Changes in internal control over financial reporting

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

ITEM 1A. RISK FACTORS

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months through funding provided by existing stockholders and the requirements of the Joint Venture’s Kurgan operations, if any, with amounts provided  by the Joint Venture (described above).  As of March 31, 2008, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $3.9 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the licensed area. The Joint Venture is responsible for the funding of the operations of ZNG. However,  if the Joint Venture is unable to raise the additional funds required for the planned activities of ZNG or attract interest from external parties and we are unable to raise financing for additional activities, separate from the Joint Venture, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

RISK OF FUNDING PARTNER NOT MOVING FORWARD WITH JOINT VENTURE

Our revenues have been generated from a monthly management fee received from ZNG.  In the event that our funding partner does not move forward with the joint venture and/or does not pay us management fees, this will hurt our financial condition and the Company may be forced to abandon or curtail its business plan which could cause the value of the Company’s common stock to decline in value or become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $186,155 for the three months ended March 31, 2008 and had a total accumulated deficit of $9,178,984 as of March 31, 2008. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of March 31, 2008, was $8,729,199, and our total cumulative deficit was $9,178,984 which included $449,785 of pre-development stage deficit. We had $614,886 in accrued and unpaid salaries and a working capital deficit of $1,372,140 as of March 31, 2008. The Company is currently being funded by existing shareholders, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of ZNG, Ltd. If throughout ZNG's and KNG’s oil exploration no viable wells are found, and consequently, we generate only minimal revenues through ZNG, Ltd. (and/or through KNG), we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Under Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer who fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period are de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. Therefore, if we are late in filing a periodic report three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

WE INCUR SIGNIFICANT COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT IS REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2007, we issued 70,000 shares of restricted common stock to our President, Helen Teplitskaia, of which 50,000 shares were a sign-on bonus in connection with her agreeing to be an officer of the Company in May 2007, and 20,000 shares were part of her compensation package with the Company, whereby she is to be paid 10,000 shares per month for her service to the Company, which shares were issued for services rendered in May and June 2007. During the period July to December 2007 50,000 shares were issued for services rendered in July through November 2007. However, the 40,000 shares for four months from December 2007 to March 31, 2008 have not been issued as of the date of this report and the Company plans to issue such shares shortly after the filing of this Report.  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9 (2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10 (2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11 (3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12 (3)	Agreement with Business - Standard (translated from Russian version)
10.13 (3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14 (3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15 (3)	Deed of Amendment between ZNG and BP

10.16 (3)	Deed of Amendment between the Company and BP

10.17 (4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18 (5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19 (5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

21.1(14)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

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

(14) Filed as an Exhibit to our Report on Form 10-KSB filed with the Commission on April 15, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: May 20, 2008	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer
(Principal Executive Officer)

DATED: May 20, 2008	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)