Form 10KSB/A
period 2006-12-31
Siberian Energy Group Inc.
filed 2008-07-17
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

NONE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Subsequent to the issuance of the Registrant’s 2006 and 2005 consolidated financial statements, it was determined that the Registrant improperly discounted by 30% the value of certain restricted common stock and common stock warrants issued for professional services, accrued salaries, and the acquisition of geological data during fiscal 2006 and 2005.  This Amended Report on Form 10-KSB/A is being filed by the Registrant to remove the discount factor.  The accompanying financial statements, as described in greater detail in footnote 13 to such financial statements, have been restated to take into account the removal of such discount factor and the affect of the removal of the discount factor has been affected throughout this amended report where appropriate.  Additionally, the Amended Report on Form 10-KSB/A has been revised to correct a limited number of grammatical errors from the original filing.  All of the other sections of this Amended Report on Form 10-KSB/A which were not impacted by the removal of such discount factor remain the same as originally filed by the Registrant, and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.

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
FORM 10-KSB/A
YEAR ENDED DECEMBER 31, 2006
INDEX

Part I

Item 1. Description of Business	4

Item 2. Description of Property	21

Item 3. Legal Proceedings	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Part II

Part III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB/A (THIS "FORM 10-KSB/A "), INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. AND KONDANEFTEGAZ, LLC, A RUSSIAN LIMITED LIABILITY, THE REGISTRANT’S WHOLLY OWNED SUBSIDIARY, AND ZAURALNEFTEGAZ LIMITED, A COMPANY ORGANIZED UNDER THE LAWS OF THE COUNTRY OF ENGLAND, WHICH THE REGISTRANT OWNS 50% OF (COLLECTIVELY "SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB/A , UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006.

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

On May 2, 2005, the Company affected a 1:2 reverse stock split and all share amounts listed throughout this report on Form 10-KSB/A reflect such split unless otherwise stated.

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

The Purchase Agreement consummated the transactions contemplated by the Option Agreement (the "Key Brokerage Option"), which we entered into with Key Brokerage in September 2006. In consideration for agreeing to the Key Brokerage Option, we granted Key Brokerage 250,000 warrants to purchase shares of our common stock at an exercise price of $2.20 per share, exercisable for up to two (2) years from the date of the Key Brokerage Option (the "Key Brokerage Warrants") in September 2006. In consideration for the purchase of the Geological Data and stock of KNG, the Company paid the following consideration consisting of restricted common shares and stock warrants:

Restricted common shares issued to Seller	1,900,000
Restricted common shares issued to an adviser
(value included in accounts payable at
December 31, 2006; shares issued in early 2007)	200,000
Total restricted common shares issued	2,100,000

Stock warrants issued to Seller September 14, 2006 for purchase option	250,000

As a result of the purchase, a calculated acquisition value of $3,928,000 was assigned to the Geological Data that was considered the approximate market value of the stock issued ($1.75) on the transaction date.   The total value of purchased assets consisted of $3,675,000 assigned to the shares issued and $253,000 assigned to stock warrants issued.  Additionally, to facilitate the transactions, the Company’s management and KNG considered the results of a good faith valuation of assets prepared by a Russian consultant, who attempted to determine an “arms length fair value” price of such assets.  However, management did not rely on this valuation, and assumes full responsibility for the value assigned in the acquisition.

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

DRILLING ON THE PRIVOLNY BLOCK

Drilling of the first prospect located in the Privolny block had commenced as of the original filing date of this report. The “Privolny-1” well is intended to provide physical data to enable the seismic survey to be correlated to the geology of the block and to better determine the subsurface structures which are present in the block. ZNG believes that this will provide an improved analysis to create a work program including the drilling of at least two more exploration wells. ZNG expects to provide a geological update in 45 to 60 days, which period of time is needed to drill and process data from the 2,000 meter deep well.

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

(1) The earliest available bid and ask prices for the Company's common stock on the Over-The-Counter Bulletin Board as of the filing of this annual report on Form 10-KSB/A was for the period ending June 30, 2005.

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

Moving forward, we anticipate targeting other potential long term investments in Russia, separate from our involvement in the Joint Venture and KNG. Currently we are evaluating different business opportunities in the oil and gas industry, including both development stage and revenue-producing enterprises. As of the original filing date of this report on Form 10-KSB, the Company is researching certain other projects which involve the potential purchase of oil and gas interests in Western Siberia, Russia; however no formal agreements or understandings have been entered into as of the filing date of this report, other than the purchase of KNG as described above.

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

We had total expenses of $4,432,788 for the year ended December 31, 2006, compared to total expenses for the year ended December 31, 2005, of $1,599,547, which represented an increase in total expenses from the prior period of $2,833,241 or 177%.

Total expenses for the year ended December 31, 2006, included $1,091,820 of salaries; $2,431,841 of professional and consulting fees, including amounts paid to our legal counsel and accountant in connection with the preparation and filing of our annual report on Form 10-KSB and 10-QSB, and certain warrants and shares granted for professional services during the year ended December 31, 2006; $39,698 in rent and occupancy; $337 of depreciation and amortization; $49,369 of finance charges and interest, attributable to interest paid on the advances we received from BP and other loans; and $819,723 of other expenses, including marketing and advertising in connection with road shows, various general and administration expenses relating to the day to day operations of the Company, travel and hotel expenses in connection with the research on potential business acquisitions, and the value of shares of common stock issued for investor relations services rendered.

The $1,091,820 of salaries for the year ended December 31, 2006, included approximately $177,920 which was attributable to our Chief Financial Officer, Elena Pochapski, which included 50,000 restricted shares of common stock valued at $103,000 which were issued to her in February 2007, as a bonus for services rendered to us during fiscal 2006; $721,000 attributable to funds paid to our Chief Executive Officer, David Zaikin in the form of 350,000 shares of common stock, which were issued to Mr. Zaikin in February 2007, in consideration for his services to us in fiscal 2006; and certain other amounts which were paid to various other officers, Directors, employees and consultants.

The main items leading to the increase in total expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005, were an increase of $1,765,157 or 265% in professional and consulting fees to $2,431,841, and an increase in salaries of $694,370 or 175% to $1,091,820 for the year ended December 31, 2006, compared to $397,450 for the year ended December 31, 2005. The increase in other expenses is attributable to increased marketing and advisory services in connection with our operations. The professional and consulting fees for the year ended December 31, 2006 included the following expenses: $59,375 in monthly consulting fees payable to Business Standard, as well as 600,000 restricted shares of common stock issued to Business Standard valued at $1,310,000 for services rendered in connection with the acquisition of various oil and gas exploration licenses by ZNG; approximately $89,552 of legal and accounting fees in connection with the drafting and review our public filings and periodic reports and the financial statements contained therein, and various other fees paid to consultants in connection with the acquisition by us of KNG, and the licenses which are held by ZNG during the fiscal year ended December 31, 2006.

Salaries increased for the year ended December 31, 2006, compared to the year ended December 31, 2005, due to salaries and bonus granted to our officers and Directors in February 2007, for the 2006 fiscal year which totaled approximately 465,000 shares of restricted common, which had a value in salaries of approximately $957,900, which issuances are described in greater detail herein under “Certain Relationships and Related Transactions.”

Certain other expenses were less during the year ended December 31, 2006, compared to the year ended December 31, 2005, including depreciation and amortization, which declined by $27,997 or 98.8% from the prior period and rent and occupancy, which declined by $40,833 or 50.7% from the prior period, which decreases were due to the fact that the expenses of ZNG, our former wholly owned subsidiary, which is currently solely owned by ZNG, Ltd., which we own 50% of, are no longer included in our consolidated statement of operations due to the fact that ZNG is no longer our wholly owned subsidiary, but which expenses were included in our consolidated statement of operations during the year ended December 31, 2005. We also had finance charges and interest expense of $49,369 for the year ended December 31, 2006.

We had a net loss of $4,072,788 for the year ended December 31, 2006, compared to a net loss of $1,153,686 for the year ended December 31, 2005, an increase in net loss of $2,919,102 or 253% from the prior period. The increase in net loss was mainly attributable to increases in total expenses, namely the increases in professional and consulting fees and salaries, described above, as well as the decrease in gain from entrance into joint venture which was $364,479 for the year ended December 31, 2005 compared to $0 for the year ended December 31, 2006, which were not sufficiently offset by the $285,000 increase in management fees for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $116,707 as of December 31, 2006, which included cash of $1,435; management fee receivable of $110,000, which represented amounts owed to us by ZNG, Ltd. in management fees, which amount has been paid to date; and prepaid expenses and other of $5,272.

We had total assets of $4,047,272 as of December 31, 2006, which included current assets of $116,707 and non-current assets of $3,930,565. Non-current assets included $3,928,000 of oil and gas properties, unproved, representing geological studies and data, which we received in connection with the purchase of KNG and $2,565 of property and equipment, net.

We had total liabilities of $2,248,830 as of December 31, 2006, which were solely current liabilities and which included $362,166 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to December 31, 2006; $50,615 of accounts payable to Baltic in connection with the $29,000 loan advanced to the Company from Baltic, as described above under "Description of Business" and certain other expenses owed to Baltic; $535,961 of accounts payable to others for advisory and professional services rendered; and $1,300,088 of accrued payroll, which included $112,500 payable to our Chief Executive Officer, David Zaikin which amount was owed to Mr. Zaikin prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $91,177 payable to our Chief Financial Officer, Elena Pochapski of which $6,470, which was due for services rendered from November to December 2006, has been paid to date, and $69,241.97 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam. Also included in the total accrued payroll figure is $957,900 representing the value of 465,000 shares issued to directors of the Company in early 2007 for services in 2006, discussed in more details in Item 10 “Executive compensation”.

We had negative working capital of $2,132,123 and a total pre development and development stage accumulated deficit of $6,932,342 as of December 31, 2006.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG is carried on our balance sheet at $-0- as of December 31, 2006. Our investment in ZNG will exceed $-0- at such time as ZNG has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

We had $52,314 of net cash flows for operating activities for the year ended December 31, 2006, which included $3,295,733 of common stock and warrants issued for professional services and salaries, $789,406 of accounts payable and accrued expenses, $337 of depreciation and amortization, which was offset by $4,072,788 of net loss and $65,002 of prepaid expenses and other assets.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $4,072,788 for the year ended December 31, 2006 and a total accumulated deficit of $6,932,342 as of December 31, 2006. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have no revenues or profits to date and our net cumulative deficit attributable to our development stage as of December 31, 2006, was $6,482,557, and our total cumulative deficit was $6,932,342 which included $449,785 of pre-development stage deficit. We had $1,300,088 in accrued and unpaid salaries and a working capital deficit of $2,132,123 as of December 31, 2006. The Company is currently being funded by existing shareholders and the $55,000 monthly payments, which the Company receives from the Joint Venture in connection with management fees, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of ZNG, Ltd. There is also a risk that KNG will not be awarded the licenses for which it has applied. If throughout ZNG's oil exploration (and KNG’s assuming it is awarded the licenses for which it has applied, of which there can be no assurance), no viable wells are found, and consequently, we generate only minimal revenues through ZNG, Ltd. (and/or through KNG), we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

We have audited the accompanying consolidated balance sheets of Siberian Energy Group Inc. (a development stage company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siberian Energy Group Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 13 to the financial statements, these financial statements have been restated to remove the effect of  discounting the value of issued restricted common stock.

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

Lumsden & McCormick, LLP
Buffalo, New York
March 28, 2007, except for Note 13 as to which the date is March 21, 2008

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Balance Sheets
	Restated	Restated
December 31,	2006	2005

Assets
Current assets:
Cash	$1,435	$11,551
Management fee receivable	110,000	50,000
Prepaid expenses and other	5,272	270
	116,707	61,821

Investment in joint venture	-	-

Oil and gas properties, unproved	3,928,000	-

Property and equipment, net	2,565	1,539

	$4,047,272	$63,360

Liabilities and Stockholders' Equity
Current liabilities:
Demand loan from individual, interest at 6.5%	$-	$62,500
Accounts payable:
Related party - stockholders	362,166	328,376
Related party - Baltic Petroleum, interest at 14%	50,615	43,664
Others	535,961	145,230
Accrued payroll	1,300,088	304,341
	2,248,830	884,111

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
14,112,961 and 11,487,886 issued and outstanding	14,113	11,488
Additional paid-in capital	8,721,116	2,029,821
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(6,482,557)	(2,409,769)
Accumulated other comprehensive income (loss)	(4,445)	(2,506)
	1,798,442	(820,751)

	$4,047,272	$63,360

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			Restated
Consolidated Statements of Operations			For the
			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
	Restated	Restated	December 31,
For the years ended December 31,	2006	2005	2006

Revenues and other income:
Management fees	$360,000	$75,000	$435,000
Gain from entrance into joint venture	-	364,479	364,479
Other	-	6,382	6,382
	360,000	445,861	805,861

Expenses:
Salaries	1,091,820	397,450	2,257,438
Professional and consulting fees	2,431,841	666,684	3,317,233
Rent and occupancy	39,698	80,531	176,243
Depreciation and amortization	337	28,334	102,717
Finance charges and interest	49,369	47,607	96,976
Other	819,723	378,941	1,337,811
Total expenses	4,432,788	1,599,547	7,288,418

Loss before income taxes	4,072,788	1,153,686	6,482,557

Provision for income taxes (benefit)	-	-	-

Net loss (development stage)	$4,072,788	$1,153,686	$6,482,557

Basic and diluted loss per common share	$(0.35)	$(0.12)	$(0.74)

Weighted average number of basic and diluted
common shares outstanding	11,749,699	9,935,900	8,723,439

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2006 (Restated)

	Common Stock				Accumulated
			Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, January 1, 2003 (pre-development stage)	4,902,886	$4,903	$430,195	$(449,785)	$-	$(14,687)

Loss for the year - 2003	-	-	-	(422,516)	-	(422,516)	$(422,516)

Shares issued in acquisition (ZNG)	1,000,000	1,000	(1,000)	-	-	-

Balance, December 31, 2003	5,902,886	5,903	429,195	(872,301)	-	(437,203)

Loss for the year - 2004	-	-	-	(833,567)	-	(833,567)

Foreign currency translation adjustment	-	-	-	-	(53,120)	(53,120)	$(886,687)

Shares issued in acquisition (ZNG)	3,450,000	3,450	746,550	-	-	750,000

Shares issued for professional services	50,000	50	9,950	-	-	10,000

Other	-	-	34,426	-	-	34,426

Balance, December 31, 2004	9,402,886	9,403	1,220,121	(1,705,868)	(53,120)	(529,464)

Loss for the year - 2005	-	-	-	(1,153,686)	-	(1,153,686)

Foreign currency translation adjustment	-	-	-	-	50,614	50,614	$(1,103,072)

Shares issued for professional services	385,000	385	197,829	-	-	198,214

Shares issued for accrued salaries	1,700,000	1,700	301,871	-	-	303,571

Warrants granted for professional services	-	-	310,000	-	-	310,000

Balance, December 31, 2005 (Restated)	11,487,886	$11,488	$2,029,821	$(2,859,554)	$(2,506)	$(820,751)

Loss for the year - 2006	-	-	-	(4,072,788)	-	(4,072,788)

Foreign currency translation adjustment	-	-	-	-	(1,939)	(1,939)	$(4,074,727)

Shares issued for employee stock option plan and warrants	195,000	195	45,305	-	-	45,500

Shares issued for geological data	1,900,000	1,900	3,323,100	-	-	3,325,000

Shares issued for professional services	1,139,499	1,140	2,120,320	-	-	2,121,460

Warrants granted for professional services	-	-	1,201,960	-	-	1,201,960

Shares cancelled	(609,424)	(610)	610	-	-	-

Balance, December 31, 2006 (Restated)	14,112,961	$14,113	$8,721,116	$(6,932,342)	$(4,445)	$1,798,442

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			Restated
Consolidated Statements of Cash Flows			For the
			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
	Restated	Restated	December 31,
For the years ended December 31,	2006	2005	2006

Cash flows from operating activities:
Net loss (development stage)	$(4,072,788)	$(1,153,686)	$(6,482,557)
Depreciation and amortization	337	28,334	102,717
Common stock and warrants issued
for professional services and salaries	3,295,733	811,785	4,117,518
Gain from entrance into joint venture	-	(364,479)	(364,479)
Changes in other current assets and
current liabilities:
Prepaid expenses and other assets	(65,002)	(73,914)	(268,664)
Accounts payable and accrued expenses	789,406	861,776	3,887,855
Net cash flows from (for) operating activities	(52,314)	109,816	992,390

Cash flows from investing activities:
Expenditures for licenses and related	-	(348,137)	(528,961)
Expenditures for oil and gas properties	-	(36,532)	(770,750)
Expenditures for property and equipment	(1,363)	(1,710)	(4,231)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	175,000	175,000
Net cash flows for investing activities	(1,363)	(211,379)	(1,128,936)

Cash flows from financing activities:
Net proceeds from demand loan	-	62,500	62,500
Common stock issued for employee stock option plan	45,500	-	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	45,500	62,500	142,426

Effect of exchange rates on cash	(1,939)	50,614	(4,445)

Net increase (decrease) in cash	(10,116)	11,551	1,435

Cash - beginning	11,551	-	-

Cash - ending	$1,435	$11,551	$1,435

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

In June 2006, ZNG won auctions and was awarded three new oil and gas exploration and production licenses, bringing the total number of licenses to seven and the total area covered by the licenses to 1 million acres.  In connection with the license acquisitions, the Company issued 600,000 shares to a consulting company in consideration for its assistance in the application process as well as obtaining existing geological information (seismic, gravimetric) relevant to potential licensed areas.  The value of these shares totaled $1,310,000 and are included in professional and consulting fees in the accompanying consolidated statements of operations.

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

As a result of the purchase, a calculated acquisition value of $3,928,000 was assigned to the geological data assets that considered the approximate market value of the stock issued ($1.75) on the transaction date.   The total value of purchased assets consisted of $3,675,000 assigned to the shares issued and $253,000 assigned to stock warrants issued.  The valuation method of the stock warrants is described in Note 8 herein.  Additionally, to facilitate the transactions, management and the Seller considered the results of a good faith valuation of assets prepared by a Russian consultant, who attempted to determine an “arms length fair value” price of such assets.  However, management did not rely on this valuation, and assumes full responsibility for the value assigned in the acquisition.

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

At December 31, 2006, the only oil and gas properties the Company has are the capitalized geological data assets acquired on December 31, 2006, totaling $3,928,000, which assets are more fully described herein under the caption “The Company and Description of Business.” Because proved reserves associated with these assets have not yet been determined, they are considered unproved properties not yet subject to amortization.  As a result of the Joint Venture, also described earlier, all oil and gas properties associated with ZNG are otherwise the responsibility of the Joint Venture effective October 14, 2005.

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

3.  Income Taxes:
At December 31, 2006, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $5,200,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2026.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $1,040,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

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

At December 31, 2006, accrued and unpaid salaries for all employees totaled $1,300,088 of which $957,900 was paid after December 31, 2006 to employees and directors through issue of the Company’s restricted common stock.  The remaining $342,188 is expected to be paid when sufficient cash flows are generated by the Company or by issue of restricted stock of the Company.

7.  Stock Option Plan:

In 2003, the Company granted stock options under a plan for the benefit of employees and directors of the Company.  All granted stock options are for acquisition of restricted shares, which means there are substantial restrictions on the transferability and sale of such shares.  Pursuant to plan terms and related employment agreements, shares of common stock granted vest as follows:

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

8.  Stock Warrants:

In 2005 and 2006, the Company granted warrants to purchase restricted common shares to certain consultants and non-employees for services rendered to the Company as follows:
2006
			Original
Grant	Number of	Exercise	Exercise
Date	Shares	Price	Term
March 31, 2006	800,000	$ 1.05	4 years
April 1, 2006	400,000	1.05	4 years
March 31, 2006	17,561	0.67	3 years
June 30, 2006	20,412	2.02	3 years
September 14, 2006	250,000	2.20	4 years
September 30, 2006	20,952	1.53	3 years
December 31, 2006	38,648	1.44	3 years
December 31, 2006	100,000	0.60	4 years
	1,647,573

2005
			Original
Grant	Number of	Exercise	Exercise
Date	Shares	Price	Term
April 1, 2005	* 100,000	$ 0.30	2 years
September 13, 2005	15,000	0.30	3 years
December 22, 2005	100,000	1.00	3 years
December 22, 2005	300,000	1.00	3 years
December 22, 2005	150,000	2.00	3 years
December 22, 2005	150,000	2.50	3 years
December 31, 2005	50,068	0.63	3 years
December 31, 2005	100,000	0.60	4 years
	965,068

*  50,000 of these warrants were exercised May 2006.

The fair values of each warrant granted is estimated on the grant date using the Black-Scholes option valuation model.  The following general assumptions were made in estimating fair value:

	2006	2005
Dividend yield	0%	0%
Risk free interest rate	2.88% - 4.90%	3.17% - 4.38%
Expected volatility	97% - 131%	48.13% - 70.12%

Amounts charged to expense in 2006 and 2005 totaled $1,201,960 and $310,000.

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

12.  Cash Flows Information:

Net cash flows from operating activities includes cash payments for interest and income taxes as follows:

	2006	2005
Interest paid	$ -	$ -

Income taxes paid	$ -	$ -

Noncash investing and financing activities excluded from the 2006 statement of cash flows includes:

2006
Demand loan payable settled through the
issuance of common stock and warrants	$ 62,500

Geological data acquired through the
issuance of common stock and warrants	$ 3,928,000

13.  Restatement of Financial Statements:

Subsequent to the issuance of the Company’s 2006 and 2005 consolidated financial statements, it was determined that the Company improperly discounted by 30% the value of restricted common stock and common stock warrants issued for professional services, accrued salaries, and the acquisition of geological data.  The discount factor has been removed, and the accompanying financial statements have been restated based on 100% of market prices as follows:

	As previously		Impact of
2006	reported	Restated	Restatement
Shares issued for geological data (asset)	$2,523,000	$3,675,000	$1,152,000
Warrants granted for geological data (asset)	177,000	253,000	76,000
total impact on assets	2,700,000	3,928,000	1,228,000

Shares issued for professional services (expense)	1,686,491	2,121,460	708,269
Warrants granted for professional services (expense)	841,177	1,201,960	284,183
total impact on expenses	2,527,668	3,323,420	992,452

	As previously		Impact of
2005	reported	Restated	Restatement
Shares issued for professional services (expense)	$138,750	$198,214	$87,464
Shares issued for accrued salaries (expense)	212,500	303,571	91,071
Warrants granted for professional services (expense)	217,000	310,000	93,000
total impact on expenses	$568,250	$811,785	$271,535

The following table sets forth the effects of the Restatement on the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005.

	As previously		Impact of
	reported	Restated	Restatement
2006
Expenses:
Salaries	803,520	1,091,820	288,300
Professional and consulting services	1,944,718	2,431,841	487,123
Finance charges and interest	10,769	49,369	38,600
Other	641,294	819,723	178,429

Net loss	$3,080,336	$4,072,788	$992,452
Basic and diluted earnings per share	(.26)	(.35)	(.09)

2005
Expenses:
Salaries	306,379	397,450	91,071
Professional and consulting services	486,220	666,684	180,464

Net loss	$882,151	$1,153,686	$271,535
Basic and diluted earnings per share	(.09)	(.12)	(.03)

The following sets forth the effects of the Restatement on the Consolidated Balance Sheets for December 31, 2006 and 2005:

	As previously		Impact of
2006	reported	Restated	Restatement
Total assets	$2,819,272	$4,047,272	$1,228,000
Total liabilities	$1,884,130	$2,248,830	$364,700
Additional paid in capital	6,593,829	8,721,116	2,127,287
Accumulated deficit - development stage	(5,218,570)	(6,482,557)	(1,263,987)
Net stockholders' equity	935,142	1,798,442	863,300

	As previously		Impact of
2005	reported	Restated	Restatement
Total liabilities	$856,111	$884,111	$28,000
Additional paid in capital	1,786,286	2,029,821	243,535
Accumulated deficit - development stage	(2,138,234)	(2,409,769)	(271,535)
Net stockholders' equity	(792,751)	(820,751)	(28,000)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB/A (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Oleg V. Zhuravlev, Director

Oleg V. Zhuravlev, the President and Chief Executive Officer of ZNG, the Company's subsidiary, and a Director of the Company has the right to receive stock options in the Company pursuant to a Stock Option Agreement, which grants him options to purchase shares of the Company's common stock under stock plans relating to various years of his employment. Under the 2003 stock option plan, Mr. Zhuravlev has the right to purchase all or any part of 200,000 shares of the authorized and unissued $.001 par value restricted common stock of the Company at an exercise price of $0.14 per share. Additionally under the 2004 and 2005 plans, Mr. Zhuravlev has the right to purchase 200,000 shares of the Company's common stock at the exercise prices of $0.20 per share and $0.60 per share, respectively. Under the 2006 plan, Mr. Zhuravlev has the right to purchase 200,000 shares of common stock at an exercise price of $0.60 per share. Mr. Zhuravlev's stock option plan continues until his employment with the Company ends, giving him the right to purchase 20,000 shares of common stock as of January 1, of each year, and 15,000 shares on the first date of each month thereafter, up to a maximum of 200,000 shares, with exercise prices as follows: for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. All stock options received by Mr. Zhuravlev will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Zhuravlev are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

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

Sergey Potapov, Director

Sergey Potapov, the Vice President of ZNG and a Director of the Company has the right to purchase stock options in the Company pursuant to a Stock Option Agreement, which grants him options to purchase shares of the Company's common stock under stock plans relating to various years of his employment. Under the 2004 plan, Mr. Potapov has the right to purchase 84,000 shares of common stock at $0.60 per share and under the 2005 plan, Mr. Potapov has the right to purchase 84,000 shares of common stock at $0.60 per share. Under the 2006 plan, Mr. Potapov has the right to purchase 84,000 shares of common stock at an exercise price of $0.60 per share. Mr. Potapov's stock option plan continues until his employment ends, giving him the right to purchase 7,000 shares of common stock as of January 1, of each year, and 7,000 shares on the first date of each month thereafter, up to a maximum of 84,000 options per year, with exercise prices as follows: for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. All stock options received by Mr. Potapov will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Potapov are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

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

Name And				Other Annual	Restricted
Principal	Fiscal			Compen-	Stock	Options/	Total
Position (1)	Year	Salary	Bonus ($)	sation	Awards	Sars	Compensation

David Zaikin	2006	$0(2)	--	--	$721,000(3)	(4)	$721,000
CEO and	2005	$50,000(2)	--	--	(2)	(4)	$50,000
Chairman	2004	$75,000				(4)	$75,000

Shakeel Adam	2004(5)	$37,500	--	--	--	--	$37,500
CEO
(Sept. 1, 2003-
July 31, 2004)

Elena Pochapski	2006	$74,920	(6)	--	$103,000(6)	(7)	$177,920
CFO and	2005	$71,083(8)	--	--	(8)	(7)	$71,083
Director	2004	$75,000	--	--		(7)	$75,000

Oleg V.	2006	$0	(9)	--	$51,500(9)	(10)	$51,500
Zhuravlev	2005(11)	$30,587				(10)	$30,587
Director	2004(11)	$285				(10)	$285

Vladimir	2006	$0	(12)	--	$20,600(12)	(13)	$20,600
Eret
Director

Sergei	2006	$0	(14)	--	$20,600(14)	(15)	$20,600
Potapov
Director

Timothy	2006	$35,000(16)	(17)	--	$41,200(17)	$4,454	$76,200
Peara						(18)(16)
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

(6) Represents the value of 50,000 restricted shares of common stock issued to Ms. Pochapski in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $103,000 .

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

(9) Represents the value of 25,000 restricted shares of common stock issued to Mr. Zhuravlev in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $51,500 .

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

(12) Represents the value of 10,000 restricted shares of common stock issued to Mr. Eret in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $20,600 .

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

(14) Represents the value of 10,000 restricted shares of common stock issued to Mr. Potapov in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $20,600 .

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

(17) Represents the value of 20,000 restricted shares of common stock issued to Mr. Peara in February 2007, as a bonus for services rendered to the Company during the 2006 fiscal year, which shares were valued at $41,200 .

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

3.8 (1)	Bylaws

3.9(15)	Amended and Restated Bylaws

10.1(3)	David Zaikin Employment Agreement

10.2(3)	Elena Pochapski Employment Agreement

10.3(3)	Oleg V. Zhuravlev Employment Agreement

10.4(3)	Sergey Potapov Employment Agreement

10.5(3)	Vladimir Eret Employment Agreement

10.6(3)	David Zaikin Stock Option Agreement

10.7(3)	Oleg V. Zhuravlev Stock Option Agreement

10.8(3)	Oleg V. Zhuravlev Employment Agreement ZNG

10.9(3)	Elena Pochapski Stock Option Agreement

10.10(3)	Sergey Potapov Stock Option Agreement

10.11(3)	Sergey Potapov Employment Agreement ZNG

10.12(3)	Vladimir Eret Stock Option Agreement

10.13(3)	Vladimir Eret Employment Agreement ZNG

10.14(3)	Contract to purchase 51% of ZNG

10.15(3)	Contract to purchase 49% of ZNG

10.16(3)	Amendment to contract to purchase 49% of ZNG

10.17(3)	Amendment to David Zaikin Employment Agreement

10.18(4)	Exploratory Contract with Bashneftegeofizika

10.19(4)	Exploratory Contract with Bazhenov Geophysical Expedition

10.20(4)	Consulting Contract with GeoData Consulting

10.21(4)	Exploration License for West-Suersky Block

10.22(4)	Exploration License for Mokrousovsky Block

10.23(4)	Exploration License for Privolny Block

10.24(4)	Exploration License for Orlovo-Pashkovsky Block

10.25(5)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.26(5)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.27(5)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.28(5)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.29(5)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.30(6)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.31(6)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.32(6)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.33 (6)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.34 (6)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.35 (7)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.36 (7)	Agreement with Business - Standard (translated from Russian version)

10.37 (7)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.38 (7)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.39 (7)	Deed of Amendment between ZNG and BP

10.40 (7)	Deed of Amendment between the Company and BP

10.41 (8)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P)Limited and Zauralneftegaz Limited dated October 14, 2005

10.42 (9)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.43 (9)	Form of Waiver Agreement

10.44(10)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.45(10)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.46(10)	Deed of Release

10.47(10)	Release of Pledge

10.48(10)	Guarantee

10.49(10)	Debenture

10.50(10)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.51(10)	Sale and Purchase Agreement

10.52(12)	Option Agreement with Key Brokerage

10.53(12)	Warrant Agreement with Key Brokerage

10.54(13)	July 26, 2006 Deed of Agreement

10.55(14)	Consulting Agreement with Business Standard

10.56(15)	Addition to the Loan Agreement of November 9, 2005

10.57(15)	Gross Overriding Royalty Agreement

21.1(15)	Subsidiaries of the Company

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(11)	Glossary

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

(15) Filed as an Exhibit to our Form 10-KSB filed with the Commission on April 2, 2007, and incorporated herein by reference.

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

SIBERIAN ENERGY GROUP INC.

DATED: July 16, 2008	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer

DATED: July 16, 2008	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ David Zaikin	Chief Executive Officer	July 16, 2008
David Zaikin	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Elena Pochapski	Chief Financial Officer	July 16, 2008
Elena Pochapski	and Director
(Principal Financial Officer)

/s/ Helen Teplitskaia	President and Director	July 16, 2008
Helen Teplitskaia

/s/ Oleg V. Zhuravlev	Director	July 16, 2008
Oleg V. Zhuravlev

/s/ Sergey Potapov	Director	July 16, 2008
Sergey Potapov

/s/ Timothy Peara	Director	July 16, 2008
Timothy Peara