Form 10KSB/A
period 2007-12-31
Siberian Energy Group Inc.
filed 2008-07-17
CIK 1301299

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

The Registrant is filing this Amended Report on Form 10-KSB to include an expanded discussion of its restated 2006 consolidated financial statements in Footnote 13 to the Registrant's consolidated financial statements. All other sections of this Amended Report on Form 10-KSB remain the same as originally filed by the Registrant and investors should review the Registrant's most recent filings for updated information on the operations and financial condition of the Registrant.

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

Part III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB/A (THIS "FORM 10-KSB"), INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. AND KONDANEFTEGAZ, LLC, A RUSSIAN LIMITED LIABILITY, THE REGISTRANT’S WHOLLY OWNED SUBSIDIARY, AND ZAURALNEFTEGAZ LIMITED, A COMPANY ORGANIZED UNDER THE LAWS OF THE COUNTRY OF ENGLAND, WHICH THE REGISTRANT OWNS 50% OF (COLLECTIVELY "SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB/A , UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.

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

On May 2, 2005, the Company affected a 1:2 reverse stock split and all share amounts listed throughout this report on Form 10-KSB/A retroactively reflect such split and the Stock Splits described above.

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

Moving forward, we anticipate targeting other potential long term investments in Russia, separate from our involvement in the Joint Venture and KNG. Currently we are evaluating different business opportunities in the oil and gas industry, including advanced development stage and revenue-producing enterprises. As of the filing of this report on Form 10-KSB/A , the Company is researching certain other projects which involve the potential purchase of oil and gas interests in Western Siberia, Russia; however no formal agreements or understandings have been entered into as of the filing date of this report.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-KSB/A , we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2008, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Lumsden & McCormick, LLP
Buffalo, New York
April 14, 2008, except for the expanded Note 13 as to which the date is July 16, 2008

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

The following table sets forth the effects of the Restatement on the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005:

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on form 10-KSB for the fiscal year ended December 31, 2007 fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below, we performed  additional analysis and other post-closing procedures in order to prepare  the consolidated financial statements included in this Annual Report on form 10-KSB/A .

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