Form 10-Q
period 2008-06-30
Siberian Energy Group Inc.
filed 2008-08-15
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 4, 2008, was 18,478,065 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of June 30, 2008, and the related condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the cumulative period of development stage activity (January 1, 2003 through June 30, 2008) and the condensed consolidated statements of stockholders' equity and cash flows for the six months ended June 30, 2008 and 2007, and the cumulative period of development stage activity (January 1, 2003 through June 30, 2008). These financial statements are the responsibility of the Company’s management.

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

Lumsden & McCormick, LLP
Buffalo, New York
August 11, 2008

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash	$542	$1,248
Prepaid expenses and other	4,449	4,285
	4,991	5,533

Investment in joint venture	-	-

Oil and gas properties, unproved	5,248,000	5,248,000

Property and equipment, net	3,433	3,943

	$5,256,424	$5,257,476

Liabilities and Stockholders' Equity
Current liabilities:
Demand loan from stockholder, interest at 9%	$10,000	$10,000
Accounts payable:
Related party - stockholders	458,117	370,500
Related party - Baltic Petroleum, interest at 14%	59,723	56,693
Others	317,913	213,854
Accrued payroll	680,782	541,368
	1,526,535	1,192,415

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
18,478,030 and 18,383,030 issued and outstanding	18,478	18,383
Additional paid-in capital	13,089,277	13,053,756
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(8,913,307)	(8,543,044)
Accumulated other comprehensive income (loss)	(14,774)	(14,249)
	3,729,889	4,065,061

	$5,256,424	$5,257,476

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
					For the
Condensed Consolidated Statements of Operations					cumulative
					period of
					Development
					Stage Activity-
	For the three		For the six		January 1, 2003
	months ended		months ended		through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Revenues and other income:
Management fees from joint venture	$ -	$ 195,000	$ -	$ 360,000	$ 1,135,000
Gain from entrance into joint venture	-	-	-	-	364,479
Other	-	-	-	-	6,382
Total revenues and other income	-	195,000	-	360,000	1,505,861

Expenses:
Salaries	96,266	384,426	176,676	468,069	3,267,571
Professional and consulting fees	65,433	461,866	140,858	664,254	4,687,684
Rent and occupancy	749	10,184	10,465	22,569	233,590
Depreciation and amortization	230	133	461	215	103,813
Finance charges and interest	3,334	1,515	5,372	3,014	109,296
Marketing and other	18,096	164,914	36,431	339,010	2,017,214
Total expenses	184,108	1,023,038	370,263	1,497,131	10,419,168

Loss before income taxes	184,108	828,038	370,263	1,137,131	8,913,307

Provision for income taxes (benefit)	-	-	-	-	-

Net loss (development stage)	$ 184,108	$ 828,038	$ 370,263	$ 1,137,131	$ 8,913,307

Basic and diluted loss per common share	$ (0.01)	$ (0.05)	$ (0.02)	$ (0.08)	$ (0.82)

Weighted average number of basic and
diluted common shares outstanding	18,408,634	15,173,503	18,395,832	14,905,185	10,881,436

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through June 30, 2008

	Common Stock				Accumulated
			Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, January 1, 2003 (pre-development stage)	4,902,886	$4,903	$430,195	$(449,785)	$-	$(14,687)

Loss for the year - 2003	-	-	-	(422,516)	-	(422,516)	$(422,516)

Shares issued in acquisition (ZNG)	1,000,000	1,000	(1,000)	-	-	-

Balance, December 31, 2003	5,902,886	$5,903	$429,195	$(872,301)	$-	$(437,203)

Loss for the year - 2004	-	-	-	(833,567)	-	(833,567)

Foreign currency translation adjustment	-	-	-	-	(53,120)	(53,120)	$(886,687)

Shares issued in acquisition (ZNG)	3,450,000	3,450	746,550	-	-	750,000

Shares issued for professional services	50,000	50	9,950	-	-	10,000

Other	-	-	34,426	-	-	34,426

Balance, December 31, 2004	9,402,886	$9,403	$1,220,121	$(1,705,868)	$(53,120)	$(529,464)

Loss for the year - 2005	-	-	-	(1,153,686)	-	(1,153,686)

Foreign currency translation adjustment	-	-	-	-	50,614	50,614	$(1,103,072)

Shares issued for professional services	385,000	385	197,829	-	-	198,214

Shares issued for accrued salaries	1,700,000	1,700	301,871	-	-	303,571

Warrants granted for professional services	-	-	310,000	-	-	310,000

Balance, December 31, 2005 (Restated)	11,487,886	$11,488	$2,029,821	$(2,859,554)	$(2,506)	$(820,751)

Loss for the year - 2006	-	-	-	(4,072,788)	-	(4,072,788)

Foreign currency translation adjustment	-	-	-	-	(1,939)	(1,939)	$(4,074,727)

Shares issued for employee stock option plan and warrants	195,000	195	45,305	-	-	45,500

Shares issued for geological data	1,900,000	1,900	3,323,100	-	-	3,325,000

Shares issued for professional services	1,139,499	1,140	2,120,320	-	-	2,121,460

Warrants granted for professional services	-	-	1,201,960	-	-	1,201,960

Shares cancelled	(609,424)	(610)	610	-	-	-

Balance, December 31, 2006 (Restated)	14,112,961	$14,113	$8,721,116	$(6,932,342)	$(4,445)	$1,798,442

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)	$(2,070,291)

Shares issued for employee stock option plan and warrants	566,935	567	(567)	-	-	-

Shares issued for geological data	200,000	200	349,800	-	-	350,000

Shares issued for accrued salaries	788,000	788	1,444,618	-	-	1,445,406

Shares issued for licenses	2,000,000	2,000	1,318,000	-	-	1,320,000

Shares issued for professional services	715,134	715	1,070,395	-	-	1,071,110

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	18,383,030	$18,383	$13,053,756	$(8,992,829)	$(14,249)	$4,065,061

Loss six months - 2008	-	-	-	(370,263)	-	(370,263)

Foreign currency translation adjustment	-	-	-	-	(525)	(525)	$(370,788)

Shares issued for professional services and accrued salaries	95,000	95	32,055	-	-	32,150

Warrants granted for professional services	-	-	3,466	-	-	3,466

Balance, June 30, 2008	18,478,030	$18,478	$13,089,277	$(9,363,092)	$(14,774)	$3,729,889

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			June 30,
For the six months ended June 30,	2008	2007	2008

Cash flows from operating activities:
Net loss (development stage)	$(370,263)	$ (1,137,131)	$ (8,913,307)
Depreciation and amortization	461	215	103,813
Common stock and warrants issued
for professional services and salaries	35,616	1,461,084	7,170,044
Gain from entrance into joint venture	-	-	(364,479)
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other assets	(164)	(81,828)	(267,841)
Accounts payable and accrued expenses	334,169	(233,556)	3,155,609
Net cash flows from (for) operating activities	(181)	8,784	993,839

Cash flows from investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	(1,603)	(6,244)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net cash flows for investing activities	-	(1,603)	(1,130,949)

Cash flows from financing activities:
Net proceeds from demand loans	-	-	72,500
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	-	-	152,426

Effect of exchange rates on cash	(525)	(5,825)	(14,774)

Net increase (decrease) in cash	(706)	1,356	542

Cash - beginning	1,248	1,435	-

Cash - ending	$542	$ 2,791	$ 542

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements of Siberian Energy Group Inc. (the Company) include the accounts of the Company and its 100% owned subsidiaries.  These financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC) interim reporting, and do not include all of the information and note disclosures required by generally accepted accounting principles.  These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial positions, results of operations, and cash flows for the periods presented.  Accounting policies used in fiscal 2008 are consistent with those used in the cumulative period of Development Stage Activity – January 1, 2003 through June 30, 2008.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.  Interim operating results are not necessarily indicative of operating results for any future interim period or the full year.

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

As of June 30, 2008, the total amount of funds provided through such loans to ZL and ZNG were equal to $23.5 million plus accrued interest of approximately $4.8 million.  The funds were used to perform extensive seismic and gas seismotomographic works on ZNG’s licensed areas, prepare a comprehensive analysis of geological resources in the Kurgan region and drill 2 exploratory wells, both of which confirmed the presence of hydrocarbons, although these areas are not considered proven and require a substantial amount of further exploration before such conclusion can be drawn.  The decision of further explorations on ZNG’s licensed areas has not been reached yet.  The Company is evaluating different possibilities of further development, including acquisition of other oil and gas assets, which are closer to the production stage and involve less exploration risk.  In the case of further exploration on ZNG’s licensed areas, the Joint Venture well seek to “farm out” its interest in the acreage.

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

•
The Company previously received monthly management fees in connection with the Joint Venture, which varied from $25,000 to $85,000 in 2005 through 2007. Due to the transition period in the Joint Venture activities no management fees were paid in 2008 and its future amount will only be determined after the approval of the new exploration stage budget.

•
The Company recognized a settlement gain of $364,479 as a result of the initial joint venture transaction.  This resulted primarily to adjust the Company’s negative investment to zero as of the agreement date.  All activity of ZNG before the agreement date is otherwise included in these financial statements.

Activities of ZNG prior to October 14, 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through June 30, 2008.

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

3.  Income Taxes:

At June 30, 2008, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $7,631,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2028.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $1,526,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through June 30, 2008.

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

For the cumulative period ended June 30, 2008, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ form the going concern basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2008.

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

Moving forward the Company plans to focus on those assets that involve less exploration risk and is also actively seeking and negotiating the acquisition of production or close-to-production assets in Russia and countries of former Soviet Union; however, the Company has not entered into any definitive agreements to date, and there can be no assurance that any such agreements will be entered into on favorable terms, if at all.

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

The owner of the license is obliged to perform the following geological work on subsurface of the lease:

•
to prepare and coordinate, and get approval in the prescribed manner of the “Program of exploration works on the Karabashsky-61 and Karabashsky-67 license areas” within 12 months from the date of the state registration of the license (October 22, 2007), which is currently in process;

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

The rates currently yield total annual payments for the two blocks of approximately $3,300 in the first three years, $6,600 in the fourth year and $10,000 in the fifth year. Currently the Company is negotiating a joint venture with a local partner to perform prescribed geological research works on the two blocks, which agreement is anticipated to be finalized in August 2008, of which there can be no assurance.

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

Between 2003 and 2007, ZNG carried out extensive seismic and gas seismotomographic studies on its 4 licensed blocks acquired in 2003 through a government tender: the Privolny, Mokrousovsky, West-Suersky and Orlovo-Pashkovsky blocks, and drilled 2 exploratory wells on Privolny and Mokrousovsky blocks. Based on the interpretation of seismic and seismotomographic surveys and analysis of samples from the wells  ZNG prepared a comprehensive analysis of geological resources of the Kurgan region.  Both the Privolny-1 and Mokrousovsky-1 studies confirmed the presence of hydrocarbons and contributed greatly to the understanding of geological resources in the region. However, a substantial amount of further exploration studies and work is required before a conclusion on the future potential of the blocks can be drawn. Decision on potential further exploration on these blocks has not been reached yet. Upon the expiration of the license terms of these blocks in March 2008, ZNG kept the preferential right to re-apply for the licenses to continue exploration works on these blocks in the event it decides to continue exploration. The Company is evaluating different possibilities for further development, including acquisition of other oil and gas assets, which are closer to production stage and involve less exploration risk, funding permitting, of which there can be no assurance. In the case of further exploration on ZNG’s licensed areas, the Joint Venture will seek to “farm out” its interest in the acreage.

Additionally, ZNG currently holds three 25-year exploration and production licenses in the Kurgan region of Siberia, Russia: the Yuzhno-Voskresensky, Petukhovsky and Lebyazhevsky parcels acquired in June 2006 through participation in governmental auctions for the total cost of $425,000. The Company is investigating the potential of these licenses and seeks the most efficient ways towards their exploration.

 Joint Venture

Currently, the operating activities of ZNG are carried out through the Joint Venture Shareholders' Agreement ("Joint Venture") entered into on October 14, 2005 with Baltic Petroleum (E&P) Limited ("BP" or "Baltic") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"). The Company closed the Joint Venture and transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly owned subsidiary, ZNG.  ZNG, Ltd., will, operate through ZNG and be engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union and as a result of such transfer, the Company no longer has any separate oil and gas exploration activities in Kurgan, Russia, other than through its ownership of ZNG, Ltd.

The operations of the Joint Venture are funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of June 30, 2008 the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $4.7 million.

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

The total outstanding balance of the New Loan provided up to June 30, 2008, was $15,790,785, including $12,790,000 of principal and $3,000,785 of interest accrued as of June 30, 2008.

Funding to ZNG, Ltd. is provided by Caspian on the same terms as to ZNG, through the mechanism of intercompany billing within Baltic and certain companies affiliated with Baltic. As of June 30, 2008, the total loan to ZNG, Ltd. from Caspian totaled $10,893,000, including $9,380,000 of principal and accrued interest of $1,513,000. In addition, ZNG, Ltd. owes $1,575,000 directly to Baltic for unpaid management fees and accrued interest through June 30, 2008.

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

Global Consulting Group Agreement

With an effective date of April 10, 2007, we entered into an agreement with The Global Consulting Group (“Global”), whereby Global agreed to perform investor relations and medial communications services for us for the period of one (1) year, which agreement is automatically renewable for additional one (1) year periods if not terminated prior as described below. Pursuant to the Global agreement, we agreed to pay Global $12,000 per month during the term of the agreement (subject to 3% yearly increases, if such agreement is not terminated prior to the one (1) year anniversary of the agreement), and pay Global one time bonuses of $5,000 upon the achievement of any of the following goals: our common stock being listed on the AMEX; a valuation of our common stock of at least $40 million for more than 30 days; and/or any feature story in a top tier media outlet (The Wall Street Journal, The New York Times or similar publication). We also agreed to pay Global’s reasonable out of pocket expenses, subject to prior approval for any expense over $300 and to indemnify Global against any losses they may incur as a result of the Global agreement up to a maximum of $10,000.  In November 2007, we terminated the Global agreement and entered into a Settlement Agreement (the “Global Settlement”) with Global, pursuant to which we agreed to pay Global $20,000 (payable in four installments of $5,000, due December 5, 2007, January 5, 2008, February 5, 2008 and March 5, 2008) and 20,000 restricted shares in settlement of the termination of the Global agreement.  In May 2008, we entered into a First Amendment to the Settlement Agreement (the “First Amendment”) with Global.  Pursuant to the First Amendment, we agreed to pay Global $5,000 and 25,000 shares of common stock, along with the cash and stock consideration previously paid by us to Global pursuant to the Settlement Agreement, in full satisfaction of the Global Agreement.  We agreed to pay Global the cash consideration on or prior to May 29, 2008, which amount of cash and stock as required by the First Amendment has been paid to Global.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

The Company plans to focus on the exploration activities of KNG in the Khanty-Mansiysk region of Russia, to satisfy the requirements of the licensing agreements: to prepare, coordinate, and get approval by the licensing bodies of Russia of the “Program of exploration works on the Karabashsky-61 and Karabashsky-67 license areas” and to conduct preparatory work for the seismic surveys on these areas, funding permitting, of which there can be no assurance.

The operations of ZNG in the Kurgan region of Russia, conducted through the Joint Venture are currently in the “transition period” awaiting the decision on the feasibility of further exploration and potential steps moving forward for further exploration in the Kurgan region. The Joint venture partners are evaluating different alternatives, including  “farming out” JV interest in the acreage.

Moving forward, we anticipate targeting other potential long term investments in Russia and countries in the former Soviet Union, separate from our involvement in the Joint Venture and KNG, funding permitting, of which there can be no assurance. Currently we are evaluating different business opportunities in the oil and gas industry, including advanced development stage and revenue-producing enterprises. As of the filing of this report, the Company is researching certain other projects which involve the potential purchase of oil and gas interests in Western Siberia, Russia; however no formal agreements or understandings have been entered into as of the filing date of this report.

Historically, we have obtained cash financing from organizing stockholders in the form of loans and advances. Additionally, during the fourth quarter of 2005, we restructured much of our debt through the issuance of shares of our common stock to our creditors and obtained waiver letters, postponing certain of our liabilities until such time as we have generated sufficient profits to pay such debts. These waiver letters related to the payment of certain trade debts as well as shareholder loans and accrued salaries.

In connection with the Joint Venture (described under "Joint Venture Agreement," above), the Company previously received monthly management fees in connection with the Joint Venture, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities  no management fees have been paid since October 2007, and there is no assurance that the Joint Venture will pay any management fees or that fees received will be adequate to pay its upcoming expenses and liabilities in the future.  If the Company does not receive any management fees moving forward, the Company plans that its organizing stockholders will continue to provide financing for the Company, of which there can be no assurance.

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $458,117 and $370,500 were payable to the stockholders as of June 30, 2008 and December 31, 2007, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

We had no revenues and other income for the three months ended June 30, 2008, compared with $195,000 of revenue and other income for the three months ended June 30, 2007, due solely to $195,000 of management fees received.  During the three months ended June 30, 2007, the Company received monthly management fees of $65,000 pursuant to its Joint Venture.  However, the Company did not receive any management fees for the three months ended June 30, 2008, as a result of restructuring of the Company’s Kurgan operations and negotiating of farming out further research works on ZNG’s licensed areas.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $184,108 for the three months ended June 30, 2008, compared to total expenses for the three months ended June 30, 2007, of $1,023,038, which represented a decrease in total expenses from the prior period of $838,930 or 82.0%.

The main reason for the decrease in total expenses for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, was a $396,433 or 85.8% decrease in professional and consulting fees, to $65,433 for the three months ended June 30, 2008, compared to $461,866 for the three months ended June 30, 2007, which decrease is largely attributable to the fact that the Company used less third party consultants and advisors during the three months ended June 30, 2008, compared to the same period of 2007; a $288,160 or 75% decrease in salaries to $96,266 for the three months ended June 30, 2008, compared to $384,426 for the three months ended June 30, 2007, which decrease is largely attributable to the fact that the Company issued a significant amount of shares to its officers and Directors during the three months ended June 30, 2007, which issuances were not represented during the three months ended June 30, 2008; and a $146,818 or 89.3% decrease in marketing and other expenses, to $18,096 for the three months ended June 30, 2008, compared to $164,914 for the three months ended June 30, 2007, mainly attributable to the discontinuance of certain marketing contracts and less travel performed by management for marketing purposes for the three months ended  June 30, 2008, compared to the three months ended June 30, 2007.

We had a net loss of $184,108 for the three months ended June 30, 2008, compared to a net loss of $828,038 for the three months ended June 30, 2007, a decrease in net loss of $643,930 or 77.8% from the prior period. The decrease in net loss was mainly attributable to the $838,930 or 82.0% decrease in total expenses, offset by the $195,000 decrease in revenues and other income for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

We had no revenues and other income for the six months ended June 30, 2008, compared with $360,000 of revenue and other income for the six months ended June 30, 2007, due solely to $360,000 of management fees received.  During the six months ended June 30, 2007, the Company received monthly management fees of $55,000 during the three months ended March 31, 2007 and $65,000 during the three months ended June 30, 2007, pursuant to our Joint Venture.  However, the Company did not receive any management fees for the six months ended June 30, 2008, as a result of restructuring of the Company’s Kurgan operations and negotiating of farming out further research works on ZNG’s licensed areas.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $370,263 for the six months ended June 30, 2008, compared to total expenses for the six months ended June 30, 2007, of $1,497,131, which represented a decrease in total expenses from the prior period of $1,126,868 or 75.3%.

The main reason for the decrease in total expenses for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was a $523,396 or 78.8% decrease in professional and consulting fees, to $140,858 for the six months ended June 30, 2008, compared to $664,254 for the six months ended June 30, 2007, which decrease is largely attributable to the fact that the Company used less third party consultants and advisors during the six months ended June 30, 2008, compared to the same period of 2007; a $291,393 or 62.3% decrease in salaries to $176,676 for the six months ended June 30, 2008, compared to $468,069 for the six months ended June 30, 2007, which decrease is largely attributable to the fact that the Company issued a significant amount of shares to its officers and Directors during the six months ended June 30, 2007, which issuances were not represented during the six months ended June 30, 2008; and a $302,579 or 89.3% decrease in marketing and other expenses, to $36,431 for the six months ended June 30, 2008, compared to $339,010 for the six months ended June 30, 2007, mainly attributable to the discontinuance of certain marketing contracts and less travel performed by management for marketing purposes for the six months ended  June 30, 2008, compared to the six months ended June 30, 2007.

We had a net loss of $370,263 for the six months ended June 30, 2008, compared to a net loss of $1,137,131 for the six months ended June 30, 2007, a decrease in net loss of $766,868 or 67.4% from the prior period. The decrease in net loss was mainly attributable to the $1,126,868 or 75.3% decrease in total expenses, offset by the $360,000 decrease in revenues and other income for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $4,991 as of June 30, 2008, which included cash of $542; and prepaid expenses and other of $4,449.

We had total assets of $5,256,424 as of June 30, 2008, which included current assets of $4,991 and non-current assets of $5,251,433. Non-current assets included $5,248,000 of oil and gas properties, unproved, representing two exploration licenses of KNG and also geological studies and data, which we received in connection with the purchase of KNG, and $3,433 of property and equipment, net.

We had total liabilities of $1,526,535 as of June 30, 2008, which were solely current liabilities and which included $458,117 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to June 30, 2008; $59,723 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic and certain other expenses owed to Baltic; $317,913 of accounts payable to others for advisory and professional services rendered; and $680,782 of accrued payroll, which included $382,500 payable to our Chief Executive Officer, David Zaikin, of which $270,000 was accrued in 2007 and 2008, and $112,500  which was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $128,582 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $1,521,544 and a total pre-development and development stage accumulated deficit of $9,363,092 as of June 30, 2008.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of June 30, 2008. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

We had $181 of net cash flows for operating activities for the six months ended June 30, 2008, which is attributable to $334,169 of increase in accounts payable and accrued expenses, $35,616 of common stock and warrants granted for professional services and in connection with issue of shares and options to employees and $461 of depreciation and amortization, offset by $370,263 of net loss and $164 of prepaid expense and other assets.

Pursuant to the Deed of Agreement, seismic and drilling works on the first four of ZNG’s licensed areas were funded via loans from Baltic. These funds were raised by Baltic’s parent company through a placement of shares. The loans are not dilutive to the Company's ownership in ZNG.

As of June 30, 2008, ZNG had received $12,790,000 pursuant to the New Loan, which amount includes $6,874,325 assumed by ZNG in connection with a previous loan made to ZNG. Total interest accrued as of June 30, 2008 was $3,000,785, including accrued interest on the previous loan. The total funding provided to ZNG, Ltd. and ZNG by Baltic including the delayed payment of Baltic management fees as of June 30, 2008 was equal to $23,465,000 plus accrued interest of approximately $4,794,000.

Under the terms of the Joint Venture Agreement, we received $25,000 per month as a management fee from ZNG, Ltd. This amount was increased to $55,000 as per the 2007 operating budget and further increased to $85,000 for the months of June through October 2007, after which date no management fees were paid in connection with the “transition period” of Kurgan activities (described above under “Joint Venture”).  Should Baltic decide not to further pursue the Kurgan project, the Joint Venture will be restructured and the management fees from Baltic will be discontinued and we will have to renegotiate management fees with the new partner or raise additional funding to support our operations, which may be on unfavorable terms, if at all.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting discussed below.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders and the requirements of the Joint Venture’s Kurgan operations, if any, with amounts provided  by the Joint Venture (described above).  As of June 30, 2008, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $4.8 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the licensed area. The Joint Venture is responsible for the funding of the operations of ZNG. However, if the Joint Venture is unable to raise the additional funds required for the planned activities of ZNG or attract interest from external parties and we are unable to raise financing for additional activities, separate from the Joint Venture, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $184,108 for the three months ended June 30, 2008, a net loss of $370,263 for the six months ended June 30, 2008, and had a total accumulated deficit of $9,363,092 as of June 30, 2008. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of June 30, 2008, was $8,913,307, and our total cumulative deficit was $9,363,092 which included $449,785 of pre-development stage deficit. We had $680,782 in accrued and unpaid salaries and a working capital deficit of $1,521,544 as of June 30, 2008. The Company is currently being funded by existing shareholders, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of ZNG, Ltd. If throughout ZNG's and KNG’s oil exploration no viable wells are found, and consequently, we generate only minimal revenues through ZNG, Ltd. (and/or through KNG), we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

LICENSES TO A TOTAL OF FOUR OF ZNG’S LICENSED BLOCKS EXPIRED IN MARCH 2008, AND THERE IS A RISK THAT THE RIGHTS TO SUCH LICENSED BLOCKS MAY NOT BE RENEWED.

In or around March 2008, ZNG’s rights to four licensed blocks acquired in 2003, the Privolny, Mokrousovsky, West-Suersky and Orlovo-Pashkovsky blocks, expired. Between 2003 and 2007, ZNG carried out extensive seismic and gas seismotomographic studies on the four licensed blocks, and drilled 2 exploratory wells on the Privolny and Mokrousovsky blocks. Based on the interpretation of seismic and seismotomographic surveys and analysis of samples from the wells ZNG prepared a comprehensive analysis of geological resources of the Kurgan region. Both the Privolny and Mokrousovsky studies confirmed the presence of hydrocarbons; however, a substantial amount of further exploration studies and work is required before a conclusion on the future potential of the blocks can be drawn. The licenses for the blocks expired in March 2008, and although ZNG kept the preferential right to re-apply for the licenses to continue exploration works on these blocks in the event it decides to continue exploration, there can be no assurance that such blocks will be able to be re-licensed by ZNG and/or that they will not be re-auctioned and awarded to alternative parties. If ZNG were to decide to re-license the blocks and they had already been auctioned off to other parties and/or were not eligible to be re-licensed, all of ZNG’s exploration work and studies performed on the licensed areas may become worthless and any exploration expenditures made by ZNG for exploration wells and other expenditures will likely not be able to be recouped by ZNG. Additionally, if ZNG were unable to re-license the four blocks, the value of the Company’s securities could decline in value and/or become worthless.

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

OUR INDUSTRY IS COMPETITIVE AND AS SUCH, COMPETITIVE PRESSURES COULD PREVENT US FROM OBTAINING PROFITS.

The main factor determining success in the oil exploration and extraction industry is finding viable wells. If our Company, through ZNG, Ltd., KNG or other joint ventures we may enter into in the future, are unable to find producing wells and our competition is, it is likely that our Company will be driven out of business. Additionally, our industry is subject to significant capital requirements and as such, larger companies may have an advantage should they compete with us for exploration licenses, because they may have resources substantially greater than ours. Investors should take into account the above factors and understand that if we are unable to raise additional capital or generate the profits, the Company may be forced to liquidate its assets and an investment in our Company could become worthless.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2007, we issued 70,000 shares of restricted common stock to our President, Helen Teplitskaia, of which 50,000 shares were a sign-on bonus in connection with her agreeing to be an officer of the Company in May 2007, and 20,000 shares were part of her compensation package with the Company, whereby she is to be paid 10,000 shares per month for her service to the Company, which shares were issued for services rendered in May and June 2007. During the period from July to December 2007, 50,000 shares were issued for services rendered in July through November 2007.  In June 2008, we issued an aggregate of 70,000 restricted shares of common stock to Ms. Teplitskaia in consideration for services rendered during the months of December 2007, and January through June 2008.  Ms. Teplitskaia has not been issued the shares she is due for the month ended July 2008, and although the Company plans to issue such shares shortly after the filing of this report, the 10,000 shares that Ms. Teplitskaia is due have not been included in the number of issued and outstanding shares disclosed throughout this report.   The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

In June 2008, the Company issued 25,000 restricted shares of common stock to Global Consulting Group pursuant to the First Amendment to the Settlement Agreement.  The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

21.1(14)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

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

SIBERIAN ENERGY GROUP INC.

DATED: August 15, 2008	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer
(Principal Executive Officer)

DATED: August 15, 2008	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)