Form 10-Q
period 2008-09-30
Siberian Energy Group Inc.
filed 2008-11-19
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-118902

SIBERIAN ENERGY GROUP INC.
(Exact name of registrant as specified in its charter)

NEVADA	52-2207080
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

275 Madison Ave, 6th Floor, New York, NY 10016
(Address of principal executive offices)

(212) 828-3011
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   [  ]No   ☒

The number of shares outstanding of each of the issuer’s classes of equity as of November 13, 2008, was 18,478,065 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of September  30, 2008, and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the cumulative period of development stage activity (January 1, 2003 through September 30, 2008), and the condensed consolidated statements of stockholders’ equity and cash flows for the nine months ended September 30, 2008 and 2007, and the cumulative period  of development stage activity (January 1, 2003 through September 30, 2008).   These financial statements are the responsibility of the Company’s management.

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

Lumsden & McCormick, LLP
Buffalo, New York
November 14, 2008

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2008	2007

Assets
Current assets:
Cash	$689	$1,248
Prepaid expenses and other	572	4,285
	1,261	5,533

Investment in joint venture, at equity	-	-

Investment in affiliate, at equity	-	-

Oil and gas properties, unproved	-	5,248,000

Loan receivable - affiliate	29,500	-

Property and equipment, net	3,119	3,943

	$33,880	$5,257,476

Liabilities and Stockholders' Equity
Current liabilities:
Demand loan from stockholder, interest at 9%	$10,000	$10,000
Accounts payable:
Related party - stockholders	445,023	370,500
Related party - Baltic Petroleum, interest at 14%	61,255	56,693
Others	357,741	213,854
Accrued payroll	762,541	541,368
	1,636,560	1,192,415

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
18,478,030 and 18,383,030 issued and outstanding	18,478	18,383
Additional paid-in capital	13,091,547	13,053,756
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(14,256,858)	(8,543,044)
Accumulated other comprehensive income (loss)	(6,062)	(14,249)
	(1,602,680)	4,065,061

	$33,880	$5,257,476

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
					For the
Condensed Consolidated Statements of Operations					cumulative
					period of
					Development
					Stage Activity-
	For the three		For the nine		January 1, 2003
	months ended		months ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

Revenues and other income:
Management fees from joint venture	$-	$255,000	$-	$615,000	$1,135,000
Gain from entrance into joint venture	-	-	-	-	364,479
Other	-	-	-	-	6,382
Total revenues and other income	-	255,000	-	615,000	1,505,861

Expenses:
Salaries	88,567	111,487	265,243	579,556	3,356,138
Professional and consulting fees	117,048	125,233	257,906	789,487	4,804,732
Rent and occupancy	3,636	11,893	14,101	34,462	237,226
Depreciation and amortization	224	142	685	357	104,037
Finance charges and interest	1,110	1,499	6,482	4,513	110,406
Marketing and other	9,449	182,410	45,880	521,420	2,026,663
Total expenses	220,034	432,664	590,297	1,929,795	10,639,202

Loss from sale of investment	669,570	-	669,570	-	669,570

Loss on deemed disposition of oil and
gas properties, unproved	3,928,000	-	3,928,000	-	3,928,000

Impairment charge on investment	525,947	-	525,947	-	525,947

Loss before income taxes	5,343,551	177,664	5,713,814	1,314,795	14,256,858

Provision for income taxes (benefit)	-	-	-	-	-

Net loss (development stage)	$5,343,551	$177,664	$5,713,814	$1,314,795	$14,256,858

Basic and diluted loss per common share	$(0.29)	$(0.01)	$(0.31)	$(0.09)	$(1.27)

Weighted average number of basic and
diluted common shares outstanding	18,478,030	16,130,204	18,423,431	15,318,012	11,214,398

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through September 30, 2008

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, January 1, 2003 (pre-development stage)	4,902,886	$4,903	$430,195	$(449,785)	$-	$(14,687)

Loss for the year - 2003	-	-	-	(422,516)	-	(422,516)	$(422,516)

Shares issued in acquisition (ZNG)	1,000,000	1,000	(1,000)	-	-	-

Balance, December 31, 2003	5,902,886	$5,903	$429,195	$(872,301)	$-	$(437,203)

Loss for the year - 2004	-	-	-	(833,567)	-	(833,567)

Foreign currency translation adjustment	-	-	-	-	(53,120)	(53,120)	$(886,687)

Shares issued in acquisition (ZNG)	3,450,000	3,450	746,550	-	-	750,000

Shares issued for professional services	50,000	50	9,950	-	-	10,000

Other	-	-	34,426	-	-	34,426

Balance, December 31, 2004	9,402,886	$9,403	$1,220,121	$(1,705,868)	$(53,120)	$(529,464)

Loss for the year - 2005	-	-	-	(1,153,686)	-	(1,153,686)

Foreign currency translation adjustment	-	-	-	-	50,614	50,614	$(1,103,072)

Shares issued for professional services	385,000	385	197,829	-	-	198,214

Shares issued for accrued salaries	1,700,000	1,700	301,871	-	-	303,571

Warrants granted for professional services	-	-	310,000	-	-	310,000

Balance, December 31, 2005	11,487,886	$11,488	$2,029,821	$(2,859,554)	$(2,506)	$(820,751)

Loss for the year - 2006	-	-	-	(4,072,788)	-	(4,072,788)

Foreign currency translation adjustment	-	-	-	-	(1,939)	(1,939)	$(4,074,727)

Shares issued for employee stock option plan and warrants	195,000	195	45,305	-	-	45,500

Shares issued for geological data	1,900,000	1,900	3,323,100	-	-	3,325,000

Shares issued for professional services	1,139,499	1,140	2,120,320	-	-	2,121,460

Warrants granted for professional services	-	-	1,201,960	-	-	1,201,960

Shares cancelled	(609,424)	(610)	610	-	-	-

Balance, December 31, 2006	14,112,961	$14,113	$8,721,116	$(6,932,342)	$(4,445)	$1,798,442

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)	$(2,070,291)

Shares issued for employee stock option plan and warrants	566,935	567	(567)	-	-	-

Shares issued for geological data	200,000	200	349,800	-	-	350,000

Shares issued for accrued salaries	788,000	788	1,444,618	-	-	1,445,406

Shares issued for licenses	2,000,000	2,000	1,318,000	-	-	1,320,000

Shares issued for professional services	715,134	715	1,070,395	-	-	1,071,110

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	18,383,030	$18,383	$13,053,756	$(8,992,829)	$(14,249)	$4,065,061

Loss nine months - 2008	-	-	-	(5,713,814)	-	(5,713,814)

Foreign currency translation adjustment	-	-	-	-	8,187	8,187	$(5,705,627)

Shares issued for professional services and accrued salaries	95,000	95	32,055	-	-	32,150

Warrants granted for professional services	-	-	5,736	-	-	5,736

Balance, September 30, 2008	18,478,030	$18,478	$13,091,547	$(14,706,643)	$(6,062)	$(1,602,680)

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			September 30,
For the nine months ended September 30,	2008	2007	2008

Cash flows from operating activities:
Net loss (development stage)	$(5,713,814)	$(1,314,795)	$(14,256,858)
Depreciation and amortization	685	357	104,037
Common stock and warrants issued
for professional services and salaries	37,886	2,121,565	7,172,314
Gain from entrance into joint venture	-	-	(364,479)
Loss on sale of investment, including deconsolidation of subsidiary	794,192	-	794,192
Loss on deemed disposition of oil and gas properties, unproved	3,928,000	-	3,928,000
Impairment charge on investment	525,947	-	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other assets	3,713	57,951	(263,964)
Accounts payable and accrued expenses	444,145	(773,430)	3,265,585
Net cash flows from operating activities	20,754	91,648	1,014,774

Cash flows from investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	(1,620)	(6,244)
Loan to affiliate	(29,500)	-	(29,500)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net cash flows for investing activities	(29,500)	(1,620)	(1,160,449)

Cash flows from financing activities:
Net proceeds from demand loans	-	-	72,500
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	-	-	152,426

Effect of exchange rates on cash	8,187	(5,702)	(6,062)

Net increase (decrease) in cash	(559)	84,326	689

Cash - beginning	1,248	1,435	-

Cash - ending	$689	$85,761	$689

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

2.  The Company and Description of Business:

The Company, through its subsidiary Kondaneftegaz, LLC (KNG), has been engaged in the business of exploiting and developing certain oil and gas and other petroleum products licenses issued by Russia’s subsurface management authorities in October 2007 for a period of five years. The two licensed areas lie in the Karabashsky zone in the Khanty-Mansi Autonomous area of the Russian Federation.  KNG has its principal place of business in the city of Khanty-Mansiysk, Russia.  KNG has prepared and coordinated with Russian authorities the Program of exploration works on the Karabashski 61 and Karabashski 67 license areas and is planning to start seismic works in December 2008.

KNG was acquired together with the vast collection of geological information data (oil and gas properties, unproved) on the Karabashski zone of Khanty-Mansiysk Autonomous district of the Tuymen region of the Russian Federation through the issuance of shares and warrants as follows:

Restricted common shares issued to Seller for
oil and gas properties, unproved in 2006	1,900,000
Restricted common shares issued to Seller in
connection with license acquisition by KNG in 2007	2,000,000
Restricted common shares issued to an adviser in 2006	200,000
Total restricted common shares issued	4,100,000

Stock warrants issued to Seller in 2006
for purchase option	250,000

As a result of the purchase, a calculated acquisition value of $3,928,000 was assigned to the oil and gas properties, unproved that considered the approximate market value of the stock issued ($1.75) on the transaction date including $3,675,000 assigned to 2,100,000 shares issued in 2006 and $253,000 assigned to 250,000 stock warrants issued.  A value of $1,320,000 was assigned to the acquisition of licenses by KNG based on the market value of the 2,000,000 shares on the date of issue.

On September 30, 2008 the Company sold a 51% interest in KNG to a Russian oil and gas company, and a 5% interest to two Russian individuals for $223. This Russian company has committed to lead the exploration works on the licensed areas by accepting the operator’s role and agreeing to provide funding for KNG’s activities. Simultaneously with the sale of 56% of KNG, the Company made available all geological data to the operator to be used in the program of geological studies in the region. Since no consideration was received and the Company has no intent to further utilize this geological data, a loss on the deemed disposition of these unproven oil and gas properties of $3,928,000 has been recorded.  Operations of KNG prior to September 30, 2008 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective September 30, 2008, the Company's 44% investment in KNG is recorded on the equity method of accounting.  At September 30, 2008, KNG’s assets were $13,572 and liabilities were $135,740.  Since 56% of the Company was sold for a nominal amount, a non-cash impairment charge of $525,947 has been recorded to reduce the carrying value of the 44% investment in KNG to zero.

Zauralneftegaz Limited is the Company’s 50% owned joint venture with Baltic Petroleum Limited, UK created in 2005, which operates through its Russian subsidiary Zaural Neftegaz (ZNG).  ZNG has been involved in oil and gas research activities in the Kurgan region of the Russian Federation. During 2003 through 2008 it has completed seismic studies and drilling program in the Kurgan region. The Company believes ZL has created value through the geological results of the two exploratory wells and other data gathered in the area and ZL is considering its options with regard to realizing this value by either a farm out or a direct sale of geophysical and seismic data to a third party operating in the area.

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through September 30, 2008.

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

3.  Income Taxes:

At September 30, 2008, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $12,975,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2028.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $2,595,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through September 30, 2008.

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

For the cumulative period ended September 30, 2008, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ form the going concern basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2008.

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

On September 17, 1999, the Company affected a 1-for-30 reverse stock split. A subsequent 3-for-1 forward split was consummated on October 2, 2000 and a further 1:2 reverse stock split was affected on May 2, 2005 (collectively the “Stock Splits”). All share amounts subsequently listed are retroactively adjusted to reflect these stock splits unless otherwise provided.

In the spring of 2003, a majority of the Company's shares were purchased by new shareholders who stepped into the management of the Company and defined its new business direction as an oil and gas exploration company.

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

Currently, the operating activities of ZNG are carried out through the Joint Venture Shareholders' Agreement ("Joint Venture") entered into on October 14, 2005 with Baltic Petroleum (E&P) Limited ("BP" or "Baltic") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"). The Company closed the Joint Venture and transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly owned subsidiary, ZNG.  ZNG, Ltd., operates through ZNG and is engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union.

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

On or about September 30, 2008, we entered into an Agreement of Purchase and Sale with Limited Liability Company Neftebitum, a Russian limited liability company, and two Russian individuals, pursuant to which we sold fifty-six percent (56%) of the ownership interest of KNG, as described in greater detail below.

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

We currently hold investments in ZNG, Ltd. and KNG.  Both companies are operating in the Western Siberia region of Russia and are involved in oil and gas exploration.

Moving forward the Company plans to focus on those assets that involve less exploration risk and is also actively seeking and negotiating the acquisition of production or close-to-production assets in Russia and countries of the former Soviet Union; however, the Company has not entered into any definitive agreements to date, and there can be no assurance that any such agreements will be entered into on favorable terms, if at all.

Description of KNG

KNG was created in 2004 for the purpose of oil and gas exploration in the Khanty-Mansiysk district of Western Siberia, Russia. In October 2007, KNG was awarded two oil and gas exploration licenses in Khanty-Mansiysk region in West Siberia, Russia for the Karabashsky-61 and Karabashsky-67 blocks located in the Khanty-Mansiysk Autonomous Region, Russian Federation.  The license areas together cover 166,000 acres and are situated in the territory of the Urals oil and gas bearing area.  KNG also has eight more outstanding applications for exploration licenses filed with the Russian authorities, which auctions have not occurred to date.

The right to use the subsurface resources of the Karabashsky-61 and Karabashky-67 Fields is granted for the term of validity of the license (five (5) years), from the date of its state registration (October 22, 2007), subject to the completion of certain exploration activities on the license blocks. The term of use of the subsurface resources can be extended to finish exploration and estimation of deposit or for liquidation work, if the terms of usage of the subsurface resources are not breached.

KNG has prepared and coordinated with the Russian authorities an exploration works program on the Karabashski 61 and Karabashski 67 license areas to stay in compliance with the license agreements requirements described below in further detail:

o
to begin 2D seismic works during the 2008-2010 fieldwork season and to perform not less than 176.26 linear kilometers of seismic profiles on Karabashky-61 and 158 linear km on Karabashky-67 (minimal density of the profile not less than 1 linear kilometer per 1 square kilometer of license area), which KNG is currently making preparations to begin; and

o	No later than 2011, to start drilling an exploratory well and to complete not less than 2 exploratory wells by April 1, 2012.

On or about September 30, 2008, we entered into an Agreement of Purchase and Sale with Limited Liability Company Neftebitum, a Russian limited liability company (“Neftebitum”), Sergey V. Prokopiev, an individual and Russian citizen, and Oleg G. Shelepov, an individual and Russian citizen (collectively, the “Purchasers” and the “Sale Agreement”).  The Company’s Board of Directors approved and ratified the Company’s entry into the Sale Agreement and the transactions contemplated therein on our about October 30, 2008.  Pursuant to the Sale Agreement, the Company agreed to sell to the Purchasers an aggregate of fifty-six percent (56%) of the registered capital of KNG for aggregate consideration of 5,600 Russian Rubles (approximately $223).  Neftebitum agreed to purchase a 51% interest for total consideration of 5,100 Russian Rubles (approximately $203) and Mr. Prokopiev and Mr. Shelepov agreed to each purchase a 2.5% interest for consideration of 250 Russian Rubles each (approximately $10).

Pursuant to the Sale Agreement, the Sellers are obligated to maintain KNG’s main priority of performing geological studies and exploring for hydrocarbon deposits in the Karabashsky-61 and Karabashsky-67 blocks (the “Blocks”).  Further, the Purchasers are obligated to provide financing, by way of direct financing or third-party loans, in the amounts necessary to comply with the licensing agreements for the Blocks.  The Company’s and the Purchasers’ relationship is to be regulated by the Operating Agreement (as described below), which was entered into in connection with the Sale Agreement.  Lastly, the Sale Agreement provides that in connection with Neftebitum obtaining a majority interest in KNG, it is obligated to be a guarantor and accept joint responsibility with KNG for repayment of any financing the Purchasers obtain for KNG.

On or about November 5, 2008, and in connection with their entry into the Sale Agreement, Neftebitum, the Company and KNG entered into an Operating Agreement that defines the rights and responsibilities of the parties (the “Operating Agreement”).  Pursuant to the Operating Agreement, Neftebitum is designated the exclusive Operator of KNG and all of its current and future mineral claims and has the right to appoint all members of KNG’s management.  As Operator, Neftebitum has exclusive control of all technical, management, operational and associated matters involving KNG and the Blocks and any potential hydrocarbon exploration and production licenses (the “Operations”).  Neftebitum must manage and conduct the Operations by itself, its agents, independent contractors and/or servants in general accordance with standard oil and gas field practices.  Neftebitum must use all reasonable endeavors to:

•	Prepare annual programs and budgets pursuant to the Operating Agreement and the licensing agreements for the Blocks;

•
Begin 2D seismic works on the Blocks during the 2008-2010 fieldwork season and perform not less than 176.26 linear kilometers of seismic profiles on the Karabashky-61 Block and not less than 158 linear kilometers of seismic works on the Karabashky-67 Block;

•	Start drilling an exploratory well no later than 2011, and complete no less than 2 exploratory wells by April 1, 2012;

•	Provide adequate financing to carry out KNG’s planned activities; and

•	Supervise implementation of all programs and budgets and provide written progress reports on a quarterly basis relating to KNG’s activities and programs.

Further, as Operator, Neftebitum may enter into and negotiate contracts on behalf of KNG and the Company and represent KNG or the Company in all dealings with governmental and regulatory bodies.  Neftebitum must guarantee any financial obligations entered into on KNG’s behalf.  Neftebitum may be reimbursed for expenses incurred in its role as Operator, and if KNG has inadequate resources to reimburse such expenses, theses un-reimbursed expenses may be accounted for at the time of the distribution of profits from KNG’s operations, if any.  Neftebitum, however, will not charge operator’s management fees in connection with its role as Operator.  Additionally, the Company will not charge fees for the use of geological data it provides.  Neftebitum must also use its best efforts to maintain insurance for the Company.  Lastly, Neftebitum’s responsibilities as Operator under the Operating Agreement may not be assigned or transferred.

As of September 30, 2008, the Company owns a 44% interest in KNG. While operating results of KNG are included in the consolidated financial statements contained herein for the nine months ended September 30, 2008, beginning in periods ending after September 30, 2008, the Company’s investment in KNG will be recorded on the equity method of accounting. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of investment in KNG which resulted in carrying it at zero value.

Description of ZNG

ZNG has been involved in the oil and gas research activities in the Kurgan region of the Russian Federation. During 2003-2008 it has completed seismic studies and drilling program in the Kurgan region of Siberia, Russia. The Company believes ZNG, Ltd. has created value through the geological results of the two exploratory wells and other data gathered in the area and ZNG, Ltd. is considering its options with regard to realizing this value by either farming out or more likely, a direct sale of geophysical and seismic data to a third party operating in the area.

Between 2003 and 2007, ZNG carried out extensive seismic and gas seismotomographic studies on its 4 licensed blocks acquired in 2003 through a government tender: the Privolny, Mokrousovsky, West-Suersky and Orlovo-Pashkovsky blocks, and drilled 2 exploratory wells on Privolny and Mokrousovsky blocks. Based on the interpretation of seismic and seismotomographic surveys and analysis of samples from the wells, ZNG prepared a comprehensive analysis of geological resources of the Kurgan region.  Both the Privolny-1 and Mokrousovsky-1 studies confirmed the presence of hydrocarbons and contributed greatly to the understanding of geological resources in the region. However, a substantial amount of further exploration studies and work is required before a conclusion on the future potential of the blocks can be drawn. Decision on potential further exploration on these blocks has not been reached yet. Upon the expiration of the license terms of these blocks in March 2008, ZNG kept the preferential right to re-apply for the licenses to continue exploration works on these blocks in the event it decides to continue exploration. In the case of further exploration on ZNG’s licensed areas, the Joint Venture will seek to “farm out” its interest in the acreage.

The Company’s investment in Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through September 30, 2008.

Joint Venture

The operations of the Joint Venture are funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of September 30, 2008, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

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

In connection with that agreement, the following warrants were granted to AEF: 17,561 warrants to purchase shares of our common stock at $0.67 per share, which were granted to Mr. Peara on March 31, 2006; 20,412 warrants to purchase shares of our common stock at an exercise price of $2.02 per share, granted effective June 30, 2006; 20,952 warrants to purchase shares of our common stock at an exercise price of $1.53 per share effective September 30, 2006; and 38,648 warrants to purchase shares of our common stock at an exercise price of $1.44 per share effective December 31, 2006.  All of the warrants are exercisable for three years from the date of issuance and contain a cashless exercise provision.

On March 13, 2007, Mr. Peara personally, and on behalf of AEF agreed to accept 58,134 shares of our restricted common stock in consideration for the forgiveness of $45,626 owed personally to Mr. Peara in Director’s fees and accrued expenses and $47,969 owed to AEF in connection with our agreement with AEF for fees due from the period from March 31, 2006 to December 31, 2006, which shares have been issued to date and which debt has been forgiven by Mr. Peara and AEF.

From January 1, 2007 to December 31, 2007, we accrued approximately $108,827 in fees payable to AEF in connection with the AEF agreement, which funds have not been paid to date, and we also issued AEF the following securities pursuant to the agreement: 48,925 warrants to purchase shares of our common stock at an exercise price of $1.10 per share effective March 31, 2007; 55,233 warrants to purchase shares of our common stock at an exercise price of $1.14 per share, effective June 30, 2007; 51,352 warrants to purchase shares of our common stock at an exercise price of $0.74 per share, effective September 30, 2007; and 78,130 warrants to purchase shares of our common stock at an exercise price of $0.46 per share, effective December 31, 2007.  All of the warrants are exercisable for three years from the date of issuance and contain a cashless exercise provision.

We have not been required to pay AEF any additional consideration and/or issue AEF any additional warrants since December 31, 2007, as Baltic has not invested any additional funds into the Joint Venture since the end of that period.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

In coordination with Neftebitum, the Company plans to focus on the exploration activities of KNG in the Khanty-Mansiysk region of Russia, to satisfy the requirements of the licensing agreements and to conduct preparatory work for the seismic surveys on these areas, funding permitting (which funding is the responsibility of Neftebitum), of which there can be no assurance.

The operations of ZNG in the Kurgan region of Russia, conducted through the Joint Venture, are currently in the “transition period” awaiting the decision on the feasibility of further exploration and potential steps moving forward for further exploration in the Kurgan region.

Moving forward, we anticipate targeting other potential long term investments in Russia and countries in the former Soviet Union, separate from our involvement in the Joint Venture and KNG, funding permitting, of which there can be no assurance. Additionally, the Company currently plans to change its business focus from targeting early stage exploration projects to acquiring assets in producing fields, funding permitting, of which there can be no assurance, in order to decrease its exploration risks.

Currently we are evaluating different business opportunities in the oil and gas industry, including advanced development stage and revenue-producing enterprises and are in preliminary discussions with a potential partner which owns several oil and gas producing properties in Western Siberia; however, as no definitive agreement has been reached, we can provide no assurances that the discussions will result in any definitive understandings or partnerships, and it is likely that any agreement would be conditioned on us raising substantial additional funding, which we can provide no assurances will be available on favorable terms, if at all.

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

In connection with the Joint Venture, the Company previously received monthly management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities, no management fees have been paid since October 2007, and there is no assurance that the Joint Venture will pay any management fees or that fees received will be adequate to pay its upcoming expenses and liabilities in the future.  If the Company does not receive any management fees moving forward, the Company plans that its organizing stockholders will continue to provide financing for the Company, of which there can be no assurance.

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $445,023 and $370,500 were payable to the stockholders as of September 30, 2008 and December 31, 2007, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

We had no revenues and other income for the three months ended September 30, 2008, compared with $255,000 of revenue and other income for the three months ended September 30, 2007, due solely to $255,000 of management fees received.  During the three months ended September 30, 2007, the Company received monthly management fees of $85,000 pursuant to terms of the Joint Venture.  However, the Company did not receive any management fees for the three months ended September 30, 2008, as a result of restructuring of the Company’s Kurgan operations and the negotiating of potential farm outs and further research works on ZNG’s licensed areas.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $220,034 for the three months ended September 30, 2008, compared to total expenses for the three months ended September 30, 2007, of $432,664, which represented a decrease in total expenses from the prior period of $212,630 or 49.1%.

The main reasons for the decrease in total expenses for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, was a $172,961 or 94.8% decrease in marketing and other expenses, to $9,449 for the three months ended September 30, 2008, compared to $182,410 for the three months ended September 30, 2007, mainly attributable to the discontinuance of certain marketing contracts and less travel performed by management for marketing purposes for the three months ended  September 30, 2008, compared to the three months ended September 30, 2007; a $22,920 or 20.6% decrease in salaries to $88,567 for the three months ended September 30, 2008, compared to $111,487 for the three months ended September 30, 2007, which decrease is largely attributable to the fact that no salaries were accrued in KNG during the three months ended September 30, 2008, and was also due to the lower valuation of shares issued to the Company’s management for services rendered, resulting from decreases in the trading prices of the Company’s common stock during the three months ended September 30, 2008, compared to the three months ended September 30, 2007; $8,185 or 6.5% decrease in professional and consulting fees, to $117,048 for the three months ended September 30, 2008, compared to $125,233 for the three months ended September 30, 2007, which decrease is largely attributable to the fact that the Company used less third party consultants and advisors during the three months ended September 30, 2008, compared to the same period of 2007; and an $8,257 or 69.4% decrease in rent and occupancy to $3,636 for the three months ended September 30, 2008, compared to $11,893 for the three months ended September 30, 2007.

We had a loss from sale of investment for the three months ended September 30, 2008 of $669,570, compared to no loss from sale of investment for the three months ended September 30, 2007.  The $669,570 of loss from sale of investment for the three months ended September 30, 2008 can be attributed to our sale of a controlling interest in KNG as described in greater detail above.

We had a loss on the deemed disposition of oil and gas properties, unproved, for the three months ended September 30, 2008 of $3,928,000, compared to no loss on disposition of oil and gas properties, unproved, for the three months ended September 30, 2007.  The $3,928,000 loss on deemed disposition of oil and gas properties, unproved, for the three months ended September 30, 2008 can be attributed to the fact that the Company no longer has any plans to utilize the geological data valued at $3,928,000, other than through KNG’s activities and no consideration was received for the use of such geological data in connection with the sale of the controlling interest in KNG, although the Company has committed to providing such information to Neftebitum.

We had an impairment charge on investment for the three months ended September 30, 2008 of $525,947, compared to no impairment charge on investment for the three months ended September 30, 2007.  Since 56% of KNG was sold for a nominal amount, a non-cash impairment charge of $525,947 has been recorded to reduce the carrying value of the 44% investment in KNG to zero.

We had a net loss of $5,343,551 for the three months ended September 30, 2008, compared to a net loss of $177,664 for the three months ended September 30, 2007, an increase in net loss of $5,165,887 from the prior period. The increase in net loss was mainly attributable to the $3,928,000 increase in loss on deemed disposition of oil and gas properties, unproved, the $669,570 increase in loss from sale of investment, and the $525,947 increase in impairment charge on investment, which was further affected by the $255,000 decrease in management fees received, offset by the $212,630 or 49.1% decrease in total expenses for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

We had no revenues and other income for the nine months ended September 30, 2008, compared with $615,000 of revenue and other income for the nine months ended September 30, 2007, due solely to $615,000 of management fees received.  During the nine months ended September 30, 2007, the Company received monthly management fees of $55,000 during the three months ended March 31, 2007, $65,000 during the three months ended June 30, 2007, and $85,000 during the three months ended September 30, 2007, pursuant to our Joint Venture.  However, the Company did not receive any management fees for the nine months ended September 30, 2008, as a result of the restructuring of the Company’s Kurgan operations.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $590,297 for the nine months ended September 30, 2008, compared to total expenses for the nine months ended September 30, 2007, of $1,929,795, which represented a decrease in total expenses from the prior period of $1,339,498 or 69.4%.

The main reasons for the decrease in total expenses for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was a $531,581 or 67.3% decrease in professional and consulting fees, to $257,906 for the nine months ended September 30, 2008, compared to $789,487 for the nine months ended September 30, 2007, which decrease is largely attributable to the fact that the Company used less third party consultants and advisors during the nine months ended September 30, 2008, compared to the same period of 2007; a $314,313 or 54.2% decrease in salaries to $265,243 for the nine months ended September 30, 2008, compared to $579,556 for the nine months ended September 30, 2007, which decrease is largely attributable to the fact that the Company issued a significant amount of shares to its officers and Directors during the nine months ended September 30, 2007, which issuances were not represented in such significant amounts, and which shares had a lower fair market value due to decreases in the trading prices of the Company’s common stock, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2008; and a $475,540 or 91.2% decrease in marketing and other expenses, to $45,880 for the nine months ended September 30, 2008, compared to $521,420 for the nine months ended September 30, 2007, mainly attributable to the discontinuance of certain marketing contracts and less travel performed by management for marketing purposes for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

We had loss from sale of investment for the nine months ended September 30, 2008 of $669,570, compared to no loss from sale of investment for the nine months ended September 30, 2007.  The $669,570 of loss from sale of investment for the nine months ended September 30, 2008 can be attributed to our sale of a controlling interest in KNG, as described above.

 We had loss on deemed disposition of oil and gas properties, unproved, for the nine months ended September 30, 2008 of $3,928,000, compared to no loss on disposition of oil and gas properties, unproved, for the nine months ended September 30, 2007.  The $3,928,000 loss on deemed disposition of oil and gas properties, unproved, for the nine months ended September 30, 2008 can be attributed to the fact that the Company no longer has any plans to utilize the geological data, valued at $3,928,000, other than through KNG’s activities, and no consideration was received for the use of such geological data in connection with the sale of the controlling interest in KNG, although the Company has committed to providing such information to Neftebitum.

We had an impairment charge on investment for the nine months ended September 30, 2008 of $525,947, compared to no impairment charge on investment for the nine months ended September 30, 2007.   Since 56% of KNG was sold for a nominal amount, a non-cash impairment charge of $525,947 has been recorded to reduce the carrying value of the 44% investment in KNG to zero.

We had a net loss of $5,713,814 for the nine months ended September 30, 2008, compared to a net loss of $1,314,795 for the nine months ended September 30, 2007, an increase in net loss of $4,399,019 from the prior period. The increase in net loss was mainly attributable to the $3,928,000 increase in loss on deemed disposition of oil and gas properties, unproved, the $669,570 increase in loss from sale of investment, the $525,947 increase in impairment charge on investment and the $615,000 decrease in management fees received, offset by the $1,339,498 or 69.4% decrease in total expenses for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $1,261 as of September 30, 2008, which included cash of $689; and prepaid expenses and other current assets of $572.

We had total assets of $33,880 as of September 30, 2008, which included current assets of $1,261 and non-current assets of $32,619. Non-current assets included a $29,500 loan receivable from affiliate in connection with amounts previously loaned to KNG, which, because of the sale of majority control of KNG, it is no longer eliminated in consolidation and has been presented separately  in our financial statements, and $3,119 of property and equipment, net.  Total assets of $33,880 as of September 30, 2008, were $5,223,596 or 99.4% less than total assets of $5,257,476 as of December 31, 2007.  Total assets decreased mainly due to a $5,248,000 decrease in oil and gas properties, unproved, due to our sale of 56% of KNG as described above.

We had total liabilities of $1,636,560 as of September 30, 2008, which were solely current liabilities and which included $445,023 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to September 30, 2008; $61,255 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic and certain other expenses owed to Baltic; $357,741 of accounts payable to others for advisory and professional services rendered; and $762,541 of accrued payroll, which included $427,500 payable to our Chief Executive Officer, David Zaikin, of which $270,000 was accrued in 2007 and 2008, and $112,500 which was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $146,276 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.  Total liabilities increased $444,145 or 37.2% to $1,636,560 as of September 30, 2008, from $1,192,415 as of December 31, 2007, which increase was mainly due to increased accounts payable and additional accrued payroll from the period from December 31, 2007 to September 30, 2008.

We had negative working capital of $1,635,299 and a total pre-development and development stage accumulated deficit of $14,706,643 as of September 30, 2008.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of September 30, 2008. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As of September 30, 2008, the Company owns a 44% interest in KNG. The Company’s investment in KNG  is recorded on the  equity method of accounting effective September 30, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $20,754 of net cash flows for operating activities for the nine months ended September 30, 2008, which is attributable to adjustments to reconcile $3,928,000 of loss on deemed disposition of oil and gas properties, unproved, $794,192 of loss on sale of investment, $525,947 impairment charge on investment, $444,145 of increase in accounts payable and accrued expenses, $37,886 of common stock and warrants granted for professional services and in connection with the issuance of shares and options to employees for salaries, $3,713 of prepaid expenses and other assets and $685 of depreciation and amortization, offset by $5,713,814 of net loss.

For the nine months ended September 30, 2008, we had net cash flows for investing activities of $29,500, due solely to loan to affiliate in connection with amounts previously loaned to KNG, which, because of the sale of majority control of KNG, is required to be unconsolidated in our financial statements.

In connection with the Joint Venture (described under "Joint Venture Agreement," above), the Company historically received management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities,  no management fees were paid during the first, second or third quarters of 2008 and there is no assurance that the Joint Venture will pay any management fees or that fees received will be adequate to pay our upcoming expenses and liabilities in the future.  If the Company does not receive any management fees moving forward, the Company anticipates that its stockholders and management will continue to provide financing for the Company, of which there can be no assurance.

In connection with the activities of KNG, we are currently not receiving compensation for the use of the Company’s geological data. According to the Operating agreement with Neftebitum, such fees may be paid to us in future years depending on the financial position of KNG, of which there can be no assurance.

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

Further, we are currently reviewing our status as a U.S. reporting Company, and our management may decide it is more advantageous for us to go private, cease our public reporting in the future, and/or trade our common stock on alternative markets or exchanges in Europe in the future (or to dual list our stock on multiple exchanges), which could cause any investment in the Company to become illiquid or worthless if such transaction were to occur (see also “Risk Factors” below”).

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our unaudited consolidated financial statements contained in this Report fairly present our financial position, results of operations and cash flows for the periods covered herein in all material respects.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders and its current cash on hand.  As of September 30, 2008, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the licensed area. The Joint Venture is responsible for the funding of the operations of ZNG. However, if the Joint Venture is unable to raise the additional funds required for the planned activities of ZNG or attract interest from external parties and we are unable to raise financing for additional activities, separate from the Joint Venture, our Company may be forced to abandon its current business plan. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

RISK OF FUNDING PARTNER NOT MOVING FORWARD WITH JOINT VENTURE

Our revenues have been generated from a monthly management fee received from ZNG, which management fees have not been received since October 2007, in connection with the “transition period” of Kurgan activities.  In the event that our funding partner does not move forward with the joint venture and/or continues to not pay us management fees, this will hurt our financial condition and the Company may be forced to abandon or curtail its business plan which could cause the value of the Company’s common stock to decline in value or become worthless.

WE WILL NEED SUBSTANTIAL FINANCING AND SUBSTANTIAL TIME BEFORE WE ANTICIPATE GENERATING REVENUES THROUGH OUR OWNERSHIP OF ZNG, LTD., IF ANY.

The Company does not expect to generate any revenues through the operations of ZNG.   Therefore, investors should keep in mind that even if ZNG is able to raise the substantial amounts of additional financing it requires for its operations, it could still be years before ZNG generates any revenue, if ever. Even if generated, such revenues will likely not be great enough to sustain ZNG. If no revenues are generated and hydrocarbon reserves are not located, we may be forced to abandon or curtail our current business plan. If ZNG, which is 100% owned by the Company’s 50/50 joint venture ownership of ZNG, Ltd., were forced to abandon its business plan, the Company could be forced to abandon or curtail its business plan as well, which could cause the value of the Company's common stock to substantially decline or become worthless.

KNG WILL NEED SUBSTANTIAL FINANCING AND SUBSTANTIAL TIME BEFORE WE ANTICIPATE GENERATING REVENUES THROUGH KNG, IF ANY.

The Company anticipates the need for approximately $15,000,000 prior to KNG's expected generation of any revenues. In connection with the Agreement of Purchase and Sale, as described in more detail above, the Company sold a 51% interest in KNG to Neftebitum in September 2008.  Pursuant to this agreement and the related Operating Agreement, Neftebitum is responsible for providing financing for the operations of KNG. Currently, the Company is not aware of Neftebitum raising any of this financing and the Company can make no assurances that this financing will ever be raised. The Company also does not expect to generate any revenues through the operations of KNG, until such financing can be raised, of which there can be no assurance. Therefore, investors should keep in mind that even if Neftebitum is able to raise the substantial amounts of additional financing that KNG requires for its operations, it could still be years before KNG generates any revenue, if ever. If Neftebitum does not raise the $15,000,000 which the Company anticipates KNG needs to generate revenues, which, even if generated, will likely not be great enough to sustain KNG if no revenues are generated and hydrocarbon reserves are not discovered, KNG may be forced to abandon its business plan, and the Company could be forced to abandon or curtail its business plan as well, which could cause the value of the Company's common stock to substantially decline or become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $5,343,551 for the three months ended September 30, 2008, a net loss of $5,713,814 for the nine months ended September 30, 2008, and had a total accumulated deficit of $14,706,643 as of September 30, 2008. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of September 30, 2008, was $14,256,858, and our total cumulative deficit was $14,706,643 which included $449,785 of pre-development stage deficit. We had $762,541 in accrued and unpaid salaries and a working capital deficit of $1,635,299 as of September 30, 2008. The Company is currently being funded by existing shareholders, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of ZNG, Ltd. If throughout ZNG's and KNG’s oil exploration no viable wells are found, and consequently, we generate only minimal revenues through ZNG, Ltd. (and/or through KNG), we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

LICENSES TO A TOTAL OF FOUR OF ZNG’S LICENSED BLOCKS EXPIRED IN MARCH 2008, AND THERE IS A RISK THAT THE RIGHTS TO SUCH LICENSED BLOCKS MAY NOT BE RENEWED.

In or around March 2008, ZNG’s rights to four licensed blocks acquired in 2003, the Privolny, Mokrousovsky, West-Suersky and Orlovo-Pashkovsky blocks, expired. Between 2003 and 2007, ZNG carried out extensive seismic and gas seismotomographic studies on the four licensed blocks, and drilled 2 exploratory wells on the Privolny and Mokrousovsky blocks. Based on the interpretation of seismic and seismotomographic surveys and analysis of samples from the wells, ZNG prepared a comprehensive analysis of geological resources of the Kurgan region. Both the Privolny and Mokrousovsky studies confirmed the presence of hydrocarbons; however, a substantial amount of further exploration studies and work is required before a conclusion on the future potential of the blocks can be drawn. The licenses for the blocks expired in March 2008, and although ZNG kept the preferential right to re-apply for the licenses to continue exploration works on these blocks in the event it decides to continue exploration, there can be no assurance that such blocks will be able to be re-licensed by ZNG and/or that they will not be re-auctioned and awarded to alternative parties. If ZNG were to decide to re-license the blocks and they had already been auctioned off to other parties and/or were not eligible to be re-licensed, all of ZNG’s exploration work and studies performed on the licensed areas may become worthless and any exploration expenditures made by ZNG for exploration wells and other expenditures will likely not be able to be recouped by ZNG. Additionally, if ZNG were unable to re-license the four blocks, the value of the Company’s securities could decline in value and/or become worthless.

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

OUR BUSINESS IS SPECULATIVE AND RISKY AND IF ZNG OR KNG DOES NOT FIND HYDROCARBON RESERVES, WE MAY BE FORCED TO CURTAIL OUR BUSINESS PLAN.

There is a risk that ZNG and KNG will not find any hydrocarbon reserves and the cost of exploration will become too high for ZNG, Ltd. to continue ZNG's business plan and/or us to continue KNG’s business plan. As our only current operations are through our 50% ownership of ZNG, Ltd. which in turn owns 100% of ZNG, and through our 44% ownership of KNG, if ZNG, ZNG, Ltd. or KNG were to cease operations, your investment in our Company could become devalued or could become worthless.

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

Projections on future revenues as well as costs and required capital expenditures are based on estimates. Business statistical analysis is used in projection of drilling success ratios, average production costs, world oil price fluctuations and their correspondence to Russian domestic market. If ZNG’s or KNG’s projections or estimates are wrong or our statistical analysis faulty, ZNG's or KNG’s revenues may be adversely affected which could prevent ZNG and/or KNG from executing their business strategy. As an investor, if this happens your securities in our Company could be adversely affected and you could lose your investment in our Company due to the fact that our only current oil and gas operations are through our 50% ownership of ZNG, Ltd., which in turn owns 100% of ZNG and through our 44% ownership of KNG, which has been awarded two exploration oil & gas licenses to date.

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

WE FACE RISKS ASSOCIATED WITH THE FACT THAT THE MAJORITY OF OUR OPERATIONS THROUGH OUR HOLDINGS ARE CONDUCTED IN RUSSIA, AND THE LICENSES OWNED THROUGH OUR HOLDINGS ARE IN RUSSIA.

Zauralneftegaz, Ltd. which we own 50% of through our Joint Venture and KNG, which we own 44% of, hold licenses to certain oil and gas properties in the Kurgan Region of Russia.  As a result, we are subject to various risks associated with doing business in Russia relating to Russia's economic and political environment. As is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in a more mature free market economy and, in recent years, Russia has undergone substantial political, economic and social change. Furthermore, in recent years the Russian government has unilaterally annexed certain oil and gas properties and companies for the government, and there can be no assurance that if commercially exploitable oil and gas reserves are found on our properties, that such properties will not be annexed or otherwise claimed by the Russian government.  Our failure to manage the risks associated with doing business in Russia could have a material adverse effect upon our results of operations.

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

Furthermore, because our common stock is traded on the NASD Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2007, we issued 70,000 shares of restricted common stock to our President, Helen Teplitskaia, of which 50,000 shares were a sign-on bonus in connection with her agreeing to be an officer of the Company in May 2007, and 20,000 shares were part of her compensation package with the Company, whereby she is to be paid 10,000 shares per month for her service to the Company, which shares were issued for services rendered in May and June 2007. During the period from July to December 2007, 50,000 shares were issued for services rendered in July through November 2007.  In June 2008, we issued an aggregate of 70,000 restricted shares of common stock to Ms. Teplitskaia in consideration for services rendered during the months of December 2007, and January through June 2008.  Ms. Teplitskaia has not been issued the shares she is due for the months ended July 2008 through November 2008, and although the Company plans to issue such shares shortly after the filing of this report, the 60,000 shares that Ms. Teplitskaia is due have not been included in the number of issued and outstanding shares disclosed throughout this report.   The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

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

In November 2008, the Company agreed to issue 107,520 shares of restricted common stock to a related party of Amir Rosenfeld, an individual, which shares were agreed to be issued to Mr. Rosenfeld in lieu of repayment of a $10,750.05 debt owed by the Company to Mr. Rosenfeld.  The debt was in connection with a $10,000 loan Mr. Rosenfeld provided to the Company in November 2007, which loan had accrued $752.05 of interest as of September 30, 2008.  While the Company has agreed to issue the shares, the Company has not issued the shares to date, and as such, they have not been included in the number of issued and outstanding shares disclosed throughout this report. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(15)	Agreement of Purchase and Sale with Limited Liability Company Neftebitum, Sergey V. Prokopiev, and Oleg G. Shelepov

10.37(15)	Operating Agreement with Limited Liability Company Neftebitum

21.1(14)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

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

(15) Filed as an Exhibit to our Report on Form 8-K filed with the Commission on November 14, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: November 19, 2008	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer
(Principal Executive Officer)

DATED: November 19, 2008	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)