Form 10-K
period 2008-12-31
Siberian Energy Group Inc.
filed 2009-04-14
CIK 1301299

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller  reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The issuer's revenues for the most recent fiscal year ended December 31, 2008 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2008, was approximately $4,374,198.

As of March 31, 2009, the issuer had 18,645,585 shares of common stock, $.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

SIBERIAN ENERGY GROUP INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2008
INDEX

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	53

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), INCLUDING STATEMENTS UNDER "ITEM 1. BUSINESS," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. AND KONDANEFTEGAZ, LLC, A RUSSIAN LIMITED LIABILITY, THE REGISTRANT’S 44% OWNED SUBSIDIARY, AND ZAURALNEFTEGAZ LIMITED, A COMPANY ORGANIZED UNDER THE LAWS OF THE COUNTRY OF ENGLAND, WHICH THE REGISTRANT OWNS 50% OF (COLLECTIVELY "SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2008.

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

Currently, the operating activities of ZNG are carried out through the Joint Venture Shareholders' Agreement ("Joint Venture") entered into on October 14, 2005 with Baltic Petroleum (E&P) Limited ("BP" or "Baltic") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"). The Company closed the Joint Venture and transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly owned subsidiary, ZNG.  ZNG, Ltd. operates through ZNG and is engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union.

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

o
to begin 2D seismic works during the 2009-2010 fieldwork season and to perform not less than 176.26 linear kilometers of seismic profiles on Karabashky-61 and 158 linear km on Karabashky-67 (minimal density of the profile not less than 1 linear kilometer per 1 square kilometer of license area), and

o	No later than 2011, to start drilling an exploratory well and to complete not less than 2 exploratory wells by April 1, 2012.

KNG is currently re-interpreting the existing seismic data from prior studies and is evaluating the possibility of using this data in the current program of seismic studies.

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

•
Begin 2D seismic works on the Blocks during the 2009-2010 fieldwork season and perform not less than 176.26 linear kilometers of seismic profiles on the Karabashky-61 Block and not less than 158 linear kilometers of seismic works on the Karabashky-67 Block;

•	Start drilling an exploratory well no later than 2011, and complete no less than 2 exploratory wells by April 1, 2012;

•	Provide adequate financing to carry out KNG’s planned activities; and

•	Supervise implementation of all programs and budgets and provide written progress reports on a quarterly basis relating to KNG’s activities and programs.

Further, as Operator, Neftebitum may enter into and negotiate contracts on behalf of KNG and the Company and represent KNG or the Company in all dealings with governmental and regulatory bodies.  Neftebitum must guarantee any financial obligations entered into on KNG’s behalf.  Neftebitum may be reimbursed for expenses incurred in its role as Operator, and if KNG has inadequate resources to reimburse such expenses, these unreimbursed expenses may be accounted for at the time of the distribution of profits from KNG’s operations, if any.  Neftebitum, however, will not charge operator’s management fees in connection with its role as Operator.  Additionally, the Company made available all geological data to the operator to be used in the program of geological studies in the region and will not charge fees for the use of geological data it provides.  Neftebitum must also use its best efforts to maintain insurance for the Company.  Lastly, Neftebitum’s responsibilities as Operator under the Operating Agreement may not be assigned or transferred.

As of December 31, 2008, the Company owned a 44% interest in KNG. Operating results of KNG were included in the consolidated financial statements contained herein for the year ended December 31, 2007, and the nine months ended September 30, 2008. After September 30, 2008, the Company’s investment in KNG is accounted for on the equity method of accounting. Accordingly, the assets, liabilities and equity of KNG are no longer presented on the Company’s balance sheet.

After careful consideration of the current financial position of KNG, the Company has applied an impairment charge to the value of investment in KNG which resulted in carrying it at zero value.

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

Between 2003 and 2007, ZNG carried out extensive seismic and gas seismotomographic studies on its 4 licensed blocks acquired in 2003 through a government tender: the Privolny, Mokrousovsky, West-Suersky and Orlovo-Pashkovsky blocks, and drilled 2 exploratory wells on the Privolny and Mokrousovsky blocks. Based on the interpretation of seismic and seismotomographic surveys and analysis of samples from the wells, ZNG prepared a comprehensive analysis of geological resources of the Kurgan region.  Both the Privolny-1 and Mokrousovsky-1 studies confirmed the presence of hydrocarbons and contributed greatly to the understanding of geological resources in the region. However, a substantial amount of further exploration studies and work is required before a conclusion on the future potential of the blocks can be drawn. Decision on potential further exploration on these blocks has not been reached yet, as this decision has to take into account general market conditions and specifically the trend of oil prices. Upon the expiration of the license terms of these blocks in March 2008, ZNG kept the preferential right to re-apply for the licenses to continue exploration works on these blocks in the event it decides to continue exploration. In the case of further exploration on ZNG’s licensed areas, the Joint Venture will seek to “farm out” its interest in the acreage.

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through December 31, 2008.

Joint Venture

The operations of the Joint Venture are funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of December 31, 2008, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

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

ZNG Loans

To date, Caspian has provided ZNG various loans, as described below:

•
On November 9, 2005, ZNG entered into a New Loan with Caspian (the "New Loan"). Under the loan agreement, Caspian agreed to provide a loan of up to $6,874,325 representing the assumed commitment under a prior loan and a new commitment, to be used for operations in the Kurgan region in 2005 and through the first half of 2006. The New Loan is available to ZNG until the sixth anniversary of the date of the New Loan, or November 9, 2011 (the "Term");

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

Funding to ZNG, Ltd. is provided by Caspian on the same terms as to ZNG, through the mechanism of intercompany billing within Baltic and certain companies affiliated with Baltic. As of December 31, 2008, the total loan to ZNG, Ltd. from Caspian totaled $10,235,000, including $9,380,000 of principal and accrued interest of $855,000. In addition, ZNG, Ltd. owes $1,482,000 directly to Baltic for unpaid management fees and accrued interest through December 31, 2008.

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

Estimate of Amount of Time Spent On Research and Development

An initial business plan was developed over the course of three months in 2003. During that time period, market research was conducted. Research and development activities on the licensed blocks in the Kurgan Region were directly borne by the Company up to the time the Joint Venture was closed in October 2005. As a result of the closing of the Joint Venture, these research and development costs are now paid by both by ZNG, Ltd. (as described above) and ZNG. Research activities include gravimetric, seismic works and seismotomography studies on the previously licensed areas. Costs incurred by ZNG and ZNG Ltd. in connection with these studies as of December 31, 2008 totaled approximately $18 million.

Moving forward we expect additional research and development costs will be paid by Neftebitum in connection with KNG’s exploration of KNG’s blocks and any of the blocks that KNG may obtain at auction in the future, of which there can be no assurance.

Employees

Siberian Energy Group Inc. currently employs two (2) employees in management. KNG, which we own a 44% interest in, has two (2) part-time employees. Zauralneftegaz ("ZNG"), which is 50% owned by the Company through its joint venture ZNG, Ltd., employs nineteen (19) full-time employees and one (1) part-time employee; however, ZNG has suspended its employment contracts with its employees until such time as the decision on further exploration is reached.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern

The Company's financial statements have been prepared assuming that the Company will continue as a going concern; however, since inception of its current endeavors in 2003, the Company has not earned any revenues from production of hydrocarbons and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern. The Company is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue the process of development to achieve commercial production and sales of products. Since inception, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries, as well as through financing previously received $25,000 to $85,000 per month in management fees from its Joint Venture, which management fees the Company has not received since October 2007, and which the Company can provide no assurances will ever resume. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

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

A healthy level of competition currently exists among local oil service companies and recent reductions in demand for their services are leading to a surplus of supply. The Company believes that having the wide range of service companies within such close proximity creates an opportunity for ZNG and KNG to choose the best combination of price and quality while signing the service contract, due to the fact that service companies may compete with each other for providing exploration, drilling and other services to ZNG and/or KNG.

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

We believe that KNG’s license areas, and those which KNG has applied for, have the following advantages:

-	the licenses are within existing oil deposits;

-
the licenses are close to a previously developed river transportation system on the Ob river and the North Sosva river, close to the river port of Igrim, through which KNG will be able to deliver equipment for the wells;

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

Costs and Effects of Compliance with Environmental Laws

According to the laws and regulations of the Russian Federation, organizations are permitted to carry out seismic and other development activities on licensed fields, provided the companies conform to ecological standards. Accordingly, ZNG and KNG have encountered two costs associated with environmental law compliance: costs associated with obtaining licenses and costs associated with obtaining permission from the Russian Ministry of Natural Resources (the "Ministry"). ZNG’s costs have totaled approximately $186,900, which includes $2,000 relating to the ecological review by the Ministry and $184,900 in legal costs and fees to obtain the Company's licenses. ZNG has also previously successfully passed a review by the Ministry and KNG will need to pass an ecological review at the drilling stage of activities, which has not yet started.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders. As of December 31, 2008, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the licensed area. The Joint Venture is responsible for the funding of the operations of ZNG. However, if the Joint Venture is unable to raise the additional funds required for the planned activities of ZNG or attract interest from external parties and we are unable to raise financing for additional activities, separate from the Joint Venture, our Company may be forced to abandon its current business plan.

The Company’s partner in KNG, Neftebitum, is responsible for financing the research work of KNG. Neftebitum is currently attempting to raise external funds; however, no significant amounts have been raised to date. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

KNG WILL NEED SUBSTANTIAL FINANCING AND SUBSTANTIAL TIME BEFORE WE ANTICIPATE GENERATING REVENUES THROUGH KNG, IF ANY.

The Company anticipates the need for approximately $15,000,000 prior to KNG's expected generation of any revenues. In connection with the Agreement of Purchase and Sale, as described in more detail above, the Company sold a 56% interest in KNG to Neftebitum and various individuals in September 2008.  Pursuant to this agreement and the related Operating Agreement, Neftebitum is responsible for providing financing for the operations of KNG. Currently, the Company is not aware of Neftebitum raising any of this financing and the Company can make no assurances that this financing will ever be raised. The Company also does not expect to generate any revenues through the operations of KNG, until such financing can be raised, of which there can be no assurance. Therefore, investors should keep in mind that even if Neftebitum is able to raise the substantial amounts of additional financing that KNG requires for its operations, it could still be years before KNG generates any revenue, if ever. If Neftebitum does not raise the $15,000,000 which the Company anticipates KNG needs to generate revenues, which, even if generated, will likely not be great enough to sustain KNG if no revenues are generated and hydrocarbon reserves are not discovered, KNG may be forced to abandon its business plan, and the Company could be forced to abandon or curtail its business plan as well, which could cause the value of the Company's common stock to substantially decline or become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $5,863,560 for the year ended December 31, 2008, and had a total accumulated deficit of $14,856,389 as of December 31, 2008. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of December 31, 2008, was $14,406,604, and our total cumulative deficit was $14,856,389 which included $449,785 of pre-development stage deficit. We had $824,744 in accrued and unpaid salaries and a working capital deficit of $1,743,957 as of December 31, 2008. The Company is currently being funded by existing shareholders, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of 50% of ZNG, Ltd. If throughout ZNG's and KNG’s oil exploration no viable wells are found, and consequently, we generate only minimal revenues through ZNG, Ltd. (and/or through KNG), we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

LICENSES TO A TOTAL OF FOUR OF ZNG’S LICENSED BLOCKS EXPIRED IN MARCH 2008 AND THREE ADDITIONAL LICENSES HAVE SINCE EXPIRED, AND THERE IS A RISK THAT THE RIGHTS TO SUCH LICENSED BLOCKS MAY NOT BE RENEWED.

In or around March 2008, ZNG’s rights to four licensed blocks acquired in 2003, the Privolny, Mokrousovsky, West-Suersky and Orlovo-Pashkovsky blocks, expired and since that time, additional rights to three license blocks have expired. Between 2003 and 2007, ZNG carried out extensive seismic and gas seismotomographic studies on the four licensed blocks, and drilled 2 exploratory wells on the Privolny and Mokrousovsky blocks. Based on the interpretation of seismic and seismotomographic surveys and analysis of samples from the wells, ZNG prepared a comprehensive analysis of geological resources of the Kurgan region. Both the Privolny and Mokrousovsky studies confirmed the presence of hydrocarbons; however, a substantial amount of further exploration studies and work is required before a conclusion on the future potential of the blocks can be drawn. The licenses to four of the blocks expired in March 2008 and an additional three licenses have expired since then, and although ZNG kept the preferential right to re-apply for the licenses to continue exploration works on these blocks in the event it decides to continue exploration, there can be no assurance that such blocks will be able to be re-licensed by ZNG and/or that they will not be re-auctioned and awarded to alternative parties. If ZNG were to decide to re-license the blocks and they had already been auctioned off to other parties and/or were not eligible to be re-licensed, all of ZNG’s exploration work and studies performed on the licensed areas may become worthless and any exploration expenditures made by ZNG for exploration wells and other expenditures will likely not be able to be recouped by ZNG. Additionally, if ZNG were unable to re-license the blocks, the value of the Company’s securities could decline in value and/or become worthless.

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

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY AFFECTED.

We rely on the Company's Chief Executive Officer and Chief Financial Officer, David Zaikin and Elena Pochapski, for the success of our Company, who are performing their duties, but did not finalize new employment agreements after expiration of their previous agreements on December 31, 2008, and are therefore not bound to the Company by employment agreements. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on either member of management. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace Mr. Zaikin and/or Ms. Pochapski, or if Mr. Zaikin or Ms. Pochapski are unable to spend a sufficient amount of time on Company matters, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued.

ZNG’S OR KNG’S PROJECTIONS, ESTIMATES AND STATISTICAL ANALYSIS MAY BE INACCURATE OR SUBSTANTIALLY WRONG, WHICH MAY PREVENT ZNG AND/OR KNG FROM EXECUTING THEIR BUSINESS PLANS.

Projections on future revenues as well as costs and required capital expenditures are based on estimates. Business statistical analysis is used in projection of drilling success ratios, average production costs, world oil price fluctuations and their correspondence to Russian domestic market. If ZNG’s or KNG’s projections or estimates are wrong or our statistical analysis faulty, ZNG's or KNG’s revenues may be adversely affected which could prevent ZNG and/or KNG from executing their business strategy. As an investor, if this happens your securities in our Company could be adversely affected and you could lose your investment in our Company due to the fact that our only current oil and gas operations are through our 50% ownership of ZNG, Ltd., which in turn owns 100% of ZNG and through our 44% ownership of KNG, which has been awarded two exploration oil and gas licenses to date.

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

Zauralneftegaz, Ltd. which we own 50% of through our Joint Venture and KNG, which we own 44% of, hold certain licenses and rights to reapply for licenses to certain oil and gas properties in the Kurgan Region of Russia.  As a result, we are subject to various risks associated with doing business in Russia relating to Russia's economic and political environment. As is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in a more mature free market economy and, in recent years, Russia has undergone substantial political, economic and social change. Furthermore, in recent years the Russian government has unilaterally annexed certain oil and gas properties and companies for the government, and there can be no assurance that if commercially exploitable oil and gas reserves are found on our properties, that such properties will not be annexed or otherwise claimed by the Russian government.  Our failure to manage the risks associated with doing business in Russia could have a material adverse effect upon our results of operations.

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

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

INVESTORS FACE A RISK THAT THE COMPANY WILL NOT BE SUBJECT TO THE REPORTING REQUIREMENTS OR WILL ENTER INTO A TRANSACTION THAT RESULTS IN NEW MANAGEMENT AND A NEW OPERATING BUSINESS OF THE COMPANY

Management of the Company is analyzing steps to no longer be subject to the reporting requirements of the Securities and Exchange Commission (the “SEC”) and/or considering entering into a reverse merger transaction.  In the event that the Company is no longer subject to the reporting requirements of the SEC, the Company’s stock would likely trade on the Pinksheets and would likely have less liquidity on such market and may trade at a lower share price than it currently trades.  In the event that the Company enters into a reverse merger transaction, new management would run the Company and would likely operate a new business which may result in a loss on your investment.

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

ITEM 2. PROPERTIES

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

KNG currently rents office space in Khanty-Mansiysk City, Russia, under a one year lease expiring in December 2009, at a monthly rental cost of approximately $650 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 22, 2005, the Company's common stock began trading on the OTC Bulletin Board under the symbol "SIBE." Effective May 2, 2005, in connection with the Company's 1:2 reverse stock split, the Company's common stock began trading under the symbol "SIBN." We had 2,600,781 shares of common stock subject to outstanding options and warrants to purchase, or securities convertible into, the Company's common stock as of December 31, 2008. We have no outstanding shares of preferred stock. As of March 31, 2009, there were 18,645,585 shares of common stock outstanding, held by approximately 125 shareholders of record.

The following table sets forth the high and low closing prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Closing Prices
Quarter Ended	High	Low

March 31, 2009	$0.07	$0.03

December 31, 2008	$0.19	$0.04
September 30, 2008	$0.39	$0.10
June 30, 2008	$0.50	$0.25
March 31, 2008	$0.61	$0.25

December 31, 2007	$0.84	$0.36
September 30, 2007	$1.65	$0.65
June 30, 2007	$2.00	$1.26
March 31, 2007	$1.90	$1.25

RECENT SALES OF UNREGISTERED SECURITIES

In June 2007, we issued 70,000 shares of restricted common stock to our President, Helen Teplitskaia, of which 50,000 shares were a sign-on bonus in connection with her agreeing to be an officer of the Company in May 2007, and 20,000 shares were part of her compensation package with the Company, whereby she is to be paid 10,000 shares per month for her service to the Company, which shares were issued for services rendered in May and June 2007. During the period from July to December 2007, 50,000 shares were issued for services rendered in July through November 2007.  In June 2008, we issued an aggregate of 70,000 restricted shares of common stock to Ms. Teplitskaia in consideration for services rendered during the months of December 2007, and January through June 2008.  Ms. Teplitskaia was subsequently issued the shares she was due for the months ended July 2008 through December 2008 in November 2008.  The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

In November 2008, the Company agreed to issue 107,520 shares of restricted common stock to a related party of Amir Rosenfeld, an individual, which shares were agreed to be issued to Mr. Rosenfeld in lieu of repayment of a $10,753 debt owed by the Company to Mr. Rosenfeld.  The debt was in connection with a $10,000 loan Mr. Rosenfeld provided to the Company in November 2007, which loan had accrued $753 of interest as of September 30, 2008.   The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $447,663 and $370,500 were payable to the stockholders as of December 31, 2008 and December 31, 2007, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008, COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

We had no management fees from joint venture for the year ended December 31, 2008, compared to management fees from joint venture of $700,000 for the year ended December 31, 2007, a decrease of $700,000 from the prior period.  During year ended December 31, 2007, the Company received monthly management fees of $55,000 during the three months ended March 31, 2007, $65,000 during the three months ended June 30, 2007, and $85,000 during the three months ended September 30, 2007 and for the month ended October 30, 2007, pursuant to our Joint Venture.  However, the Company has not received any monthly management fees since October 2007, as a result of the restructuring of the Company’s Kurgan operations.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $740,043 for the year ended December 31, 2008, compared to total expenses of $2,760,487 for the year ended December 31, 2007, a decrease of $2,020,444 or 73.2% from the prior period.

The main reason for the decrease in expenses for the year ended December 31, 2008, compared to the year ended December 31, 2007, was a decrease of $486,747 or 58.4% in salaries to $346,710 for the year ended December 31, 2008, compared to salaries of $833,457 for the year ended December 31, 2007, which decrease is largely attributable to the fact that the Company issued a significant amount of shares to its officers and Directors during the year ended December 31, 2007, which issuances were not represented in such significant amounts, and which shares had a lower fair market value due to decreases in the trading prices of the Company’s common stock, for the year ended December 31, 2008, compared to the year ended December 31, 2007; a decrease of $913,610 or 74.3% in professional and consulting fees, to $315,983 for the year ended December 31, 2008, compared to professional and consulting fees of $1,229,593 for the year ended December 31, 2007, which decrease is largely attributable to the fact that the Company used less third party consultants and advisors and used less stock based compensation during the year ended December 31, 2008, compared to the same period of 2007; a decrease of $32,781 or 69.9% in rent and occupancy to $14,101 for the year ended December 31, 2008, compared to rent and occupancy of $46,882 for the year ended December 31, 2007, mainly due to the fact that the Company discontinued its office space lease in Toronto (Canada) and Moscow (Russia); and a decrease of $588,747 or 91.6% in marketing and other expenses, to $54,225 for the year ended December 31, 2008, compared to marketing and other expenses of $642,972 for the year ended December 31, 2007, mainly attributable to the discontinuance of certain marketing contracts and less travel performed by management for marketing purposes for the year ended December 31, 2008, compared to the year ended December 31, 2007.

We had loss from sale of investment of $669,570 for the year ended December 31, 2008, compared to no loss from sale of investment for the year ended December 31, 2007, an increase of $669,570 from the prior period. The $669,570 of loss from sale of investment can be attributed to our sale of a controlling interest in KNG, as described above.

We had loss on deemed disposition of oil and gas properties, unproved of $3,928,000 for the year ended December 31, 2008, which was not present during the year ended December 31, 2007.  The $3,928,000 loss on deemed disposition of oil and gas properties, unproved, for the year ended December 31, 2008, can be attributed to the fact that the Company no longer has any plans to utilize the geological data, valued at $3,928,000, other than through KNG’s activities, and no consideration was received for the use of such geological data in connection with the sale of the controlling interest in KNG, although the Company has committed to providing such information to Neftebitum.

We had impairment charge on investment of $525,947 for the year ended December 31, 2008, which was not present during the year ended December 31, 2007.  Since 56% of KNG was sold for a nominal amount, a non-cash impairment charge of $525,947 was recorded to reduce the carrying value of the 44% investment in KNG to zero. The sale of KNG is described in greater detail above..

We had net loss of $5,863,560 for the year ended December 31, 2008, compared to net loss of $2,060,487 for the year ended December 31, 2007, an increase of $3,803,073 or 184.6% from the prior period.  The increase in net loss was mainly attributable to the $3,928,000 increase in loss on deemed disposition of oil and gas properties, unproved, the $669,570 increase in loss from sale of investment, the $525,947 increase in impairment charge on investment and the $700,000 decrease in management fees received, offset by the $2,020,444 or 73.2% decrease in total expenses for the year ended December 31, 2008, compared to the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $1,260 as of December 31, 2008, which included cash of $739; and prepaid expenses and other current assets of $521.

We had total assets of $32,543 as of December 31, 2008, which included current assets of $1,260 and non-current assets of $31,283. Non-current assets included a $29,500 loan receivable from affiliate in connection with amounts previously loaned to KNG, which, because of the sale of majority control of KNG, it is no longer eliminated in consolidation and has been presented separately in our financial statements, and $1,783 of property and equipment, net.  Total assets of $32,543 as of December 31, 2008, were $5,224,933 or 99.4% less than total assets of $5,257,476 as of December 31, 2007.  Total assets decreased mainly due to a $5,248,000 decrease in oil and gas properties, unproved, due to our sale of 56% of KNG as described above.

We had total liabilities of $1,745,217 as of December 31, 2008, which were solely current liabilities and which included $447,663 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to December 31, 2008; $62,771 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic and certain other expenses owed to Baltic; $410,039 of accounts payable to others for advisory and professional services rendered; and $824,744 of accrued payroll, which included $472,500 payable to our Chief Executive Officer, David Zaikin, of which $360,000 was accrued in 2007 and 2008, and $112,500 which was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $156,019 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.  Total liabilities increased $552,802 or 46.4% to $1,745,217 as of December 31, 2008, from $1,192,415 as of December 31, 2007, which increase was mainly due to increased accounts payable and additional accrued payroll from the period from December 31, 2007 to December 31, 2008.

We had negative working capital of $1,743,957 and a total pre-development and development stage accumulated deficit of $14,856,389 as of December 31, 2008.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of December 31, 2008. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As of December 31, 2008, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $1,865 of net cash flows from operating activities for the year ended December 31, 2008, which is attributable to adjustments to reconcile $3,928,000 of loss on deemed disposition of oil and gas properties, unproved, $794,192 of loss on sale of investment, $525,947 impairment charge on investment, $563,555 of increase in accounts payable and accrued expenses, $48,053 of common stock and warrants granted for professional services and in connection with the issuance of shares and options to employees for salaries, $3,764 of prepaid expenses and other assets and $885 of depreciation and amortization, offset by $5,863,560 of net loss.

For the year ended December 31, 2008, we had net cash flows for investing activities of $29,393, primarily due to loan to an affiliate in connection with amounts previously loaned to KNG, which, because of the sale of majority control of KNG, is required to be unconsolidated in our financial statements.

In connection with the Joint Venture (described under "Joint Venture Agreement," above), the Company historically received management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities, no management fees were paid during the year ended December 31, 2008, and there is no assurance that the Joint Venture will pay any management fees or that fees received will be adequate to pay our upcoming expenses and liabilities in the future.  If the Company does not receive any management fees moving forward, the Company anticipates that its stockholders and management will continue to provide financing for the Company, of which there can be no assurance.

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

Critical Accounting Policies

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its then wholly-owned subsidiaries, ZNG (through October 14, 2005), Siberian Energy Group (Canada) and KNG (December 31, 2006 through September 30, 2008).  All intercompany transactions and balances have been eliminated.  After October 14, 2005, the Company’s investment in ZNG is accounted for on the equity method of accounting.  After September 30, 2008, the Company’s investment in KNG is accounted for on the equity method of accounting. Accordingly, the assets, liabilities and equity are no longer presented on the Company’s balance sheet.

Foreign Currency Translation:

The Russian subsidiaries ZNG and KNG use the Ruble as their functional currency; Siberian Energy Group (Canada) uses the Canadian dollar as its functional currency.  The books and records of ZNG, KNG and Siberian Energy Group (Canada) are kept in their functional currencies.  The Company translates to U.S. dollars the assets and liabilities of ZNG, KNG, and Siberian Energy Group (Canada) at the year-end exchange rates; income statement amounts are converted at the average rates of exchange for the year.  Translation gains and losses are included within other comprehensive income (loss).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have audited the accompanying consolidated balance sheets of Siberian Energy Group Inc. (a development stage company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siberian Energy Group Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Lumsden & McCormick, LLP
Buffalo, New York
March 31, 2009

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Balance Sheets
	December 31,	December 31,
	2008	2007

Assets
Current assets:
Cash	$739	$1,248
Prepaid expenses and other	521	4,285
	1,260	5,533

Investment in joint venture, at equity	-	-

Investment in KNG, at equity	-	-

Oil and gas properties, unproved	-	5,248,000

Loan receivable - affiliate	29,500	-

Property and equipment, net	1,783	3,943

	$32,543	$5,257,476

Liabilities and Stockholders' Equity
Current liabilities:
Demand loan from stockholder, interest at 9%	$-	$10,000
Accounts payable:
Related party - stockholders	447,663	370,500
Related party - Baltic Petroleum, interest at 14%	62,771	56,693
Others	410,039	213,854
Accrued payroll	824,744	541,368
	1,745,217	1,192,415

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
18,645,550 and 18,383,030 issued and outstanding	18,646	18,383
Additional paid-in capital	13,112,299	13,053,756
Accumulated deficit:
Pre-development stage	(449,785)	(449,785)
Development stage	(14,406,604)	(8,543,044)
Accumulated other comprehensive income (loss)	12,770	(14,249)
	(1,712,674)	4,065,061

	$32,543	$5,257,476

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Consolidated Statements of Operations			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			December 31,
For the years ended December 31,	2008	2007	2008

Revenues and other income:
Management fees from joint venture	$-	$700,000	$1,135,000
Gain from entrance into joint venture	-	-	364,479
Other	-	-	6,382
Total revenues and other income	-	700,000	1,505,861

Expenses:
Salaries	346,710	833,457	3,437,605
Professional and consulting fees	315,983	1,229,593	4,862,809
Rent and occupancy	14,101	46,882	237,226
Depreciation and amortization	885	635	104,237
Finance charges and interest	8,139	6,948	112,063
Marketing and other	54,225	642,972	2,035,008
Total expenses	740,043	2,760,487	10,788,948

Loss from sale of investment	669,570	-	669,570

Loss on deemed disposition of oil and
gas properties, unproved	3,928,000	-	3,928,000

Impairment charge on investment	525,947	-	525,947

Loss before income taxes	5,863,560	2,060,487	14,406,604

Provision for income taxes (benefit)	-	-	-

Net loss (development stage)	$5,863,560	$2,060,487	$14,406,604

Basic and diluted loss per common share	$(0.32)	$(0.13)	$(1.25)

Weighted average number of basic and
diluted common shares outstanding	18,437,156	15,766,523	11,519,398

See accompanying notes.			3

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2008

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, January 1, 2003 (pre-development stage)	4,902,886	$4,903	$430,195	$(449,785)	$-	$(14,687)

Loss for the year - 2003	-	-	-	(422,516)	-	(422,516)	$(422,516)

Shares issued in acquisition (ZNG)	1,000,000	1,000	(1,000)	-	-	-

Balance, December 31, 2003	5,902,886	$5,903	$429,195	$(872,301)	-	$(437,203)

Loss for the year - 2004	-	-	-	(833,567)	-	(833,567)

Foreign currency translation adjustment	-	-	-	-	(53,120)	(53,120)	$(886,687)

Shares issued in acquisition (ZNG)	3,450,000	3,450	746,550	-	-	750,000

Shares issued for professional services	50,000	50	9,950	-	-	10,000

Other	-	-	34,426	-	-	34,426

Balance, December 31, 2004	9,402,886	$9,403	$1,220,121	$(1,705,868)	$(53,120)	$(529,464)

	Common Stock
	Number of Shares	Par Value	Additional Paid -In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Loss

Loss for the year - 2005	-	-	-	(1,153,686)	-	(1,153,686)

Foreign currency translation adjustment	-	-	-	-	50,614	50,614	$(1,103,072)

Shares issued for professional services	385,000	385	197,829	-	-	198,214

Shares issued for accrued salaries	1,700,000	1,700	301,871	-	-	303,571

Warrants granted for professional services	-	-	310,000	-	-	310,000

Balance, December 31, 2005	11,487,886	$11,488	$2,029,821	$(2,859,554)	$(2,506)	$(820,751)

Loss for the year - 2006	-	-	-	(4,072,788)	-	(4,072,788)

Foreign currency translation adjustment	-	-	-	-	(1,939)	(1,939)	$(4,074,727)

Shares issued for employee stock option plan and warrants	195,000	195	45,305	-	-	45,500

Shares issued for geological data	1,900,000	1,900	3,323,100	-	-	3,325,000

Shares issued for professional services	1,139,499	1,140	2,120,320	-	-	2,121,460

Warrants granted for professional services	-	-	1,201,960	-	-	1,201,960

Shares cancelled	(609,424)	(610)	610	-	-	-

Balance, December 31, 2006	14,112,961	$14,113	$8,721,116	$(6,932,342)	$(4,445)	$1,798,442

Common Stock
Number of Shares	Par Value	Additional Paid -In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Loss

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)	$(2,070,291)

Shares issued for employee stock option plan and warrants	566,935	567	(567)	-	-	-

Shares issued for geological data	200,000	200	349,800	-	-	350,000

Shares issued for accrued salaries	788,000	788	1,444,618	-	-	1,445,406

Shares issued for licenses	2,000,000	2,000	1,318,000	-	-	1,320,000

Shares issued for professional services	715,134	715	1,070,395	-	-	1,071,110

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	18,383,030	$18,383	$13,053,756	$(8,992,829)	$(14,249)	$4,065,061

Loss for the year - 2008	-	-	-	(5,863,560)	-	(5,863,560)

Foreign currency translation adjustment	-	-	-	-	27,019	27,019	$(5,836,541)

Shares issued for professional services and accrued salaries	155,000	155	41,595	-	-	41,750

Warrants granted for professional services	-	-	6,303	-	-	6,303

Shares issued for loan repayment and related interest	107,520	108	10,645	-	-	10,753

Balance, December 31, 2008	18,645,550	$18,646	$13,112,299	$(14,856,389)	$12,770	$(1,712,674)

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			December 31,
For the years ended December 31,	2008	2007	2008

Cash flows from operating activities:
Net loss (development stage)	$(5,863,560)	$(2,060,487)	$(14,406,604)
Depreciation and amortization	885	635	104,237
Common stock and warrants issued
for professional services and salaries and geological data	48,053	3,016,910	7,182,481
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	1,029	-	1,029
Loss on sale of investment, including deconsolidation of subsidiary	794,192	-	794,192
Loss on deemed disposition of oil and gas properties, unproved	3,928,000	-	3,928,000
Impairment charge on investment	525,947	-	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	110,000	110,000
Prepaid expenses and other assets	3,764	987	(263,913)
Accounts payable and accrued expenses	563,555	(1,066,415)	3,384,995
Net cash flows from operating activities	1,865	1,630	995,885

Cash flows from investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	(2,013)	(6,244)
Proceeds of disposition of office furniture	107	-	107
Loan to affiliate	(29,500)	-	(29,500)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net cash flows for investing activities	(29,393)	(2,013)	(1,160,342)

Cash flows from financing activities:
Net proceeds from demand loans	-	10,000	72,500
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	-	10,000	152,426

Effect of exchange rates on cash	27,019	(9,804)	12,770

Net increase (decrease) in cash	(509)	(187)	739

Cash - beginning	1,248	1,435	-

Cash - ending	$739	$1,248	$739

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies:

The Company and Description of Business:

Kondaneftegaz

The Company, through its subsidiary Kondaneftegaz, LLC (KNG), has been engaged in the business of exploiting and developing certain oil and gas and other petroleum products licenses issued for a period of five years by Russia’s subsurface management authorities in October 2007. The two licensed areas lie in the Karabashsky zone in the Khanty-Mansiysk Autonomous area of the Russian Federation.  KNG has its principal place of business in the city of Khanty-Mansiysk, Russia.  KNG has prepared and coordinated with Russian authorities the Program of exploration works on the Karabashski 61 and Karabashski 67 license areas.  KNG is evaluating the possibility of using prior seismic data in the current exploration program.

KNG was acquired together with the vast collection of geological information data (oil and gas properties, unproved) on the Karabashski zone of Khanty-Mansiysk Autonomous district of the Tuymen region of the Russian Federation through the issuance of shares and warrants as follows:

Restricted common shares issued for
oil and gas properties, unproved in 2006	1,900,000
Restricted common shares issued in
connection with license acquisition by KNG in 2007	2,000,000
Restricted common shares issued in 2006	200,000
Total restricted common shares issued	4,100,000

Stock warrants issued in 2006
for purchase option	250,000

As a result of the purchase, a calculated acquisition value of $3,928,000 was assigned to the oil and gas properties, unproved that considered the approximate market value of the stock issued ($1.75) on the transaction date including $3,675,000 assigned to 2,100,000 shares issued in 2006 and $253,000 assigned to warrants to purchase 250,000 shares.  A value of $1,320,000 was assigned to the acquisition of licenses by KNG based on the market value of the 2,000,000 shares on the date of issue.

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

Zauralneftegaz

Zauralneftegaz Limited (ZNG, Ltd.) is the Company’s 50% owned joint venture with Baltic Petroleum Limited, UK created in 2005, which operates through its Russian subsidiary Zaural Neftegaz (ZNG).  ZNG has been involved in oil and gas research activities in the Kurgan region of the Russian Federation. During 2003 through 2008 it has completed seismic studies and drilling program in the Kurgan region. The Company believes ZNG, Ltd. has created value through the geological results of the two exploratory wells and other data gathered in the area and ZNG, Ltd. is considering its options with regard to realizing this value by either a farm out or a direct sale of geophysical and seismic data to a third party operating in the area.

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through December 31, 2008.

Both equity investments are recorded at zero on the accompanying balance sheets.  Although management is hopeful, the Company is uncertain when and if any income will be realized from these investments.  On a moving forward basis, the Company anticipates further business expansion.  It is constantly evaluating new mineral resource assets, both explored and unexplored, as part of its growth strategy.

The Company was incorporated in the State of Nevada on August 13, 1997, and previously provided comprehensive outpatient rehabilitation services to patients suffering from work, sports and accident related injuries.  All activities related to the Company’s previous business ventures were essentially discontinued prior to January 1, 2000.  Predecessor names of the Company since its inception include Trans Energy Group, Inc., King Incorporated and Advanced Rehab Technology Corporation.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its then wholly-owned subsidiaries, ZNG (through October 14, 2005), Siberian Energy Group (Canada) and KNG (December 31, 2006 through September 30, 2008).  All intercompany transactions and balances have been eliminated.  After October 14, 2005, the Company’s investment in ZNG is accounted for on the equity method of accounting.  After September 30, 2008, the Company’s investment in KNG is accounted for on the equity method of accounting. Accordingly, the assets, liabilities and equity are no longer presented on the Company’s balance sheet.

Foreign Currency Translation:

The Russian subsidiaries ZNG and KNG use the Ruble as their functional currency; Siberian Energy Group (Canada) uses the Canadian dollar as its functional currency.  The books and records of ZNG, KNG and Siberian Energy Group (Canada) are kept in their functional currencies.  The Company translates to U.S. dollars the assets and liabilities of ZNG, KNG, and Siberian Energy Group (Canada) at the year-end exchange rates; income statement amounts are converted at the average rates of exchange for the year.  Translation gains and losses are included within other comprehensive income (loss).

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

Licenses:

Costs incurred during 2003 to register and formalize ZNG’s exploration licenses with the Russian Ministry of Natural Resources were amortized over the terms of the licenses.  Amortization expense for 2005 and 2004 was $27,124 and $36,160.   All licenses became the responsibility of the Joint Venture effective October 14, 2005 and expired in 2008.

Licenses of KNG granted for oil and gas exploration in the Khanty-Mansiysk Autonomous area of the Russian Federation are the responsibility of the new operator of KNG following the sale of 56% interest in September 2008.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurement” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The Company adopted the provisions of SFAS 157 during 2008 which did not have an impact on the Company’s consolidated financial statements or disclosures.  In February of 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact, if any, of adopting the provisions of SFAS 157 for the non-financial assets and liabilities on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company elected not to apply the fair value measurement option for any of their financial assets or liabilities.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

2.  Investments:

Investment in KNG:

Following is a summary of KNG’s unaudited financial position at December 31, 2008 and results of development stage activity for the year ended December 31, 2008:

2008
Current assets	$16,755
Oil and gas property,
unproved	96,068
$112,823

Current liabilities	$122,001
Long-term debt and other
noncurrent liabilities	54,047
176,048

Stockholders' equity (deficit)	(63,225)
$112,823

Revenues	$-

Net loss (development stage)	$(18,805)

Cumulative net loss	$(69,346)

The Company’s investment asset will begin to exceed zero if KNG starts generating income.

There is no market for the common stock of KNG and accordingly, no quoted market price is available.

Investment in Joint Venture:

As of December 31, 2008, the Joint venture generated an unaudited cumulative loss of over $22 million as a result of exploration activities in the Kurgan region during 2003-2008. Since cumulative losses of Joint Venture exceed the Company’s investment, the investment is carried at zero value.  The Company has no liability to guarantee the debts of the Joint Venture.

3.  Income Taxes:

At December 31, 2008, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $13,125,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2028.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $2,625,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  Leases:

Office rent expense for the years ended December 31, 2008 and 2007 was $14,101 and $46,882.  There currently are no long-term lease arrangements that the Company is committed to.

5.  Related Party Transactions:

During the development stage period from January 1, 2003 through December 31, 2008, a variety of expenses were paid for by organizing stockholders.  As a result, amounts totaling $447,663 and $370,500 are payable to stockholders from the Company as of December 31, 2008 and 2007.

6.  Employment Contracts:

The Company had entered into employment contracts with certain senior management employees that provided for minimum annual salary, adjusted for capital levels raised by the Company.  These agreements have expired as of December 31, 2008.

At December 31, 2008, accrued and unpaid salaries for all employees totaled $824,744.  These amounts are expected to be paid when sufficient cash flows are generated by the Company or by the issuance of restricted stock of the Company.

7.  Stock Option Plan:

In 2003, the Company granted stock options under a plan for the benefit of employees and directors of the Company.  All granted stock options are for acquisition of restricted shares, meaning that there are substantial restrictions on the transferability and sale of such shares.  Pursuant to plan terms and related employment agreements, shares of common stock granted vest as follows:

	Shares Reserved
Vest	December 31,	December 31,	Exercise
Year	2008	2007	Price
2003	200,000	200,000	$0.14
2004	468,000	468,000	$0.20
2004	75,000	75,000	$0.32
2005	468,000	468,000	$0.60
2006	468,000	468,000	$0.60
2007	468,000	468,000	110% of the average
2008	468,000		closing stock price
			for the three months
			prior to grant date

The options generally expire four years from the date of vesting.

The following summarizes stock option activity:
	Number	Exercise
	of Shares	Price
Outstanding and exercisable at
January 1, 2003	-	$-

Vested - 2003	300,000	0.14

Outstanding and exercisable at
December 31, 2003	300,000

Vested - 2004	518,000	0.20
Vested - 2004	75,000	0.32
Expired - 2004	(100,000)	0.14
Expired - 2004	(50,000)	0.20

Outstanding and exercisable at
December 31, 2004	743,000

Vested - 2005	468,000	0.60

Outstanding and exercisable at
December 31, 2005	1,211,000

Vested - 2006	468,000	0.60

Exercised - 2006	(152,500)

Outstanding and exercisable
at December 31, 2006	1,526,500

Cancelled - 2007	(75,000)

Vested - 2007	468,000	various

Outstanding and excercisable at
December 31, 2007	1,919,500

Expired - 2008	(568,000)

Vested - 2008	468,000	various

Outstanding and excercisable at
December 31, 2008	1,819,500

The following tables summarize information about stock options outstanding and exercisable:

December 31, 2008
		Weighted Average
Exercise	Number of	Remaining Years of
Price	Options	Contractual Life
$0.60	415,500	1
0.60	468,000	2
2.26	66,500	3
2.14	36,500	3
1.94	36,500	3
1.62	36,500	3
1.69	36,500	3
1.82	36,500	3
1.79	36,500	3
1.77	36,500	3
1.46	36,500	3
1.16	36,500	3
0.86	36,500	3
0.76	36,500	3
0.72	66,500	4
0.63	36,500	4
0.49	36,500	4
0.38	36,500	4
0.31	73,000	4
0.34	36,500	4
0.32	36,500	4
0.33	36,500	4
0.26	36,500	4
0.21	36,500	4
0.14	36,500	4
	1,819,500

December 31, 2007
		Weighted Average
Exercise	Number of	Remaining Years of
Price	Options	Contractual Life
$0.14	100,000	0
0.20	468,000	1
0.60	415,500	2
0.60	468,000	3
2.26	66,500	4
2.14	36,500	4
1.94	36,500	4
1.62	36,500	4
1.69	36,500	4
1.82	36,500	4
1.79	36,500	4
1.77	36,500	4
1.46	36,500	4
1.16	36,500	4
0.86	36,500	4
0.76	36,500	4
	1,919,500

The Company recognizes compensation based on the fair value method prescribed by Financial Accounting Standards Board Statement No. 123R, “Accounting for Stock Based Compensation.”  No compensation expense has been recognized through December 31, 2008 because management had determined the initial fair value of its stock options granted were minimal in light of the startup nature of the organization.

8.  Stock Warrants:

In 2005, 2006, 2007, and 2008, the Company granted warrants to purchase restricted common shares to certain consultants and non-employees for services rendered to the Company as follows:

2008
			Original
Grant	Number of	Exercise	Exercise
Date	Shares	Price	Term
January 1, 2008	17,500	$0.72	4 years
February 1, 2008	7,500	0.63	4 years
March 1, 2008	7,500	0.49	4 years
April 1, 2008	7,500	0.38	4 years
May 1, 2008	7,500	0.31	4 years
June 1, 2008	7,500	0.31	4 years
July 1, 2008	7,500	0.34	4 years
August 1, 2008	7,500	0.33	4 years
September 1, 2008	7,500	0.32	4 years
October 1, 2008	7,500	0.26	4 years
November 1, 2008	7,500	0.21	4 years
December 1, 2008	7,500	0.14	4 years
	100,000

2007
			Original
Grant	Number of	Exercise	Exercise
Date	Shares	Price	Term
January 1, 2007	17,500	$2.26	4 years
February 1, 2007	7,500	2.14	4 years
March 1, 2007	7,500	1.94	4 years
March 31, 2007	48,925	1.10	3 years
April 1, 2007	17,500	1.72	4 years
May 1, 2007	7,500	1.69	4 years
June 1, 2007	7,500	1.82	4 years
June 30, 2007	55,233	1.14	3 years
July 1, 2007	7,500	1.79	4 years
August 1, 2007	7,500	1.77	4 years
September 1, 2007	7,500	1.46	4 years
September 30, 2007	51,352	0.74	3 years
October 1, 2007	7,500	1.16	4 years
November 1, 2007	7,500	0.87	4 years
December 1, 2007	7,500	0.76	4 years
December 31, 2007	78,130	0.46	3 years
	343,640

2006
			Original
Grant	Number of	Exercise	Exercise
Date	Shares	Price	Term
March 31, 2006 *	800,000	$1.05	4 years
April 1, 2006 *	400,000	1.05	4 years
March 6, 2006	50,068	0.63	3 years
March 31, 2006	17,561	0.67	3 years
June 30, 2006	20,412	2.02	3 years
September 14, 2006 **	250,000	2.20	2 years
September 30, 2006	20,952	1.53	3 years
December 31, 2006	38,648	1.44	3 years
December 31, 2006	100,000	0.60	4 years
	1,697,641

2005
			Original
Grant	Number of	Exercise	Exercise
Date	Shares	Price	Term
April 1, 2005 *	100,000	$0.30	2 years
September 13, 2005 **	15,000	0.30	3 years
December 22, 2005 **	100,000	1.00	3 years
December 22, 2005 *	300,000	1.00	2 years
December 22, 2005 **	150,000	2.00	3 years
December 22, 2005 **	150,000	2.50	3 years
December 22, 2005	100,000	0.60	4 years
	915,000

*  Warrants exercised  through June 2007.
** Warrants expired as of December 31, 2008.

The fair values of each warrant granted is estimated on the grant date using the Black-Scholes option valuation model.  The following general assumptions were made in estimating fair value:

	2008	2007
Dividend yield	0%	0%
Risk free interest rate	2.50% -4.50%	2.50% - 4.75%
Expected volatility	100%	100%

Amounts charged to expense in 2008 and 2007 totaled $6,303 and $150,394.

9.  Fair Value of Financial Instruments:

The carrying values of cash, loan receivable - affiliate, accounts payable, accrued expenses and demand loans approximates fair value due to their short-term maturity.

10.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through December 31, 2008.

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

For the cumulative period ended December 31, 2008, the Company obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ form the going concern basis.

12.  Cash Flows Information:

Net cash flows from operating activities include cash payments for interest and income taxes as follows:

	2008	2007
Interest paid	$-	$-

Income taxes paid	$-	$-

Noncash investing and financing activities excluded from the statements of cash flows includes:

	2008	2007
Demand loan payable and
related accrued interest settled
through the issuance of common
stock	$10,753	$-

Geological data acquired through
the issuance of common stock	$-	$350,000

Licenses aquired through the
issuance of common stock	$-	$1,320,000

Salaries and professional services
settled through the issuance of
common stock and warrants	$48,053	$2,666,910

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2008.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on form 10-K for the fiscal year ended December 31, 2008 fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below, we performed  additional analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on form 10-K.

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

As of December 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2008:

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

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial reporting in 2008. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The following table sets forth the name, age and position of each director and executive officer of the Company. There are no other persons who can be classified as a promoter or controlling person of the Company. The officers and directors of the Company are as follows:

Name	Age	Position

David Zaikin	41	Chairman of the Board of Directors and Chief Executive Officer

Helen Teplitskaia	54	President and Director

Elena Pochapski	43	Chief Financial Officer and Director

Oleg V. Zhuravlev	48	Director

Sergey Potapov	45	Director

Vladimir V. Eret	64	Director

Timothy Peara	48	Director

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

Elena Pochapski
Chief Financial Officer and Director

Elena Pochapski has served as Chief Financial Officer and Director of the Company since August 1, 2003. Since August 2006, Mrs. Pochapski has served as Chief Financial Officer and Director of ECM Asset Management, Inc. Between January 2008 and July 2008, Ms. Pochapski served as a member of the board of directors of ECM Asset Management, Inc.’s parent company RAM Resources Ltd. (“RAM). She currently serves as an independent contractor with RAM.  Before her employment at the Company, Mrs. Pochapski served as a Senior Accountant at Silver Gold Glatt & Grosman, LLP., from January 2002 to May 2004. Previous to that, Mrs. Pochapski was employed as an accountant at Cunningham & Associates, LLP., from September 1999 to December 2001. Previous to that, Mrs. Pochapski worked as an accountant at Price Waterhouse Coopers in Moscow Russia from 1997 to April 1999. Mrs. Pochapski has extensive experience in public accounting, audits and corporate finance. She is also familiar with Russian accounting procedures and has experience with translating Russian financial statements into US GAAP and International Accounting Standards (IAS). Ms. Pochapski received a Bachelor of Economics degree from Moscow State University. She is also certified as a Certified General Accountant (CGA) in Canada and as a Certified Public Accountant (CPA) in the State of Maine, U.S. Additionally, Mrs. Pochapski is a member of the Certified General Accountants Association of Ontario.

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

EMPLOYMENT AND OPTION AGREEMENTS

David Zaikin, Chief Executive Officer and Director

David Zaikin, the Company's Chief Executive Officer, signed an employment agreement effective as of August 1, 2004, which expired as of December 31, 2008. Under the agreement, Mr. Zaikin is obligated to perform at least 40 hours per week of work on behalf of the Company. Unless terminated earlier, Mr. Zaikin's employment agreement shall be effective until December 31, 2008. Mr. Zaikin is to be paid an annual salary of US $180,000, subject to periodic review by the Board. At the Board's discretion, it is possible for Mr. Zaikin to receive a performance based bonus.

Mr. Zaikin is provided eight (8) weeks of vacation leave per year. Additionally, Mr. Zaikin also has the right under his employment agreement to purchase stock options in the Company. Under the 2003 plan, Mr. Zaikin had the right to purchase 100,000 shares of the authorized and unissued $0.001 par value restricted stock, at an exercise price of $0.14 per share, which options expired unexercised on January 1, 2008. Under the 2004 plan, Mr. Zaikin had the right to purchase 100,000 shares of the Company's common stock, at an exercise price of $0.20 per share, which options expired unexercised on January 1, 2009. Under the 2005 plan, Mr. Zaikin has the right to purchase 100,000 shares of the Company's common stock, at an exercise price of $0.60 per share. Mr. Zaikin's stock option plan continues until his employment contract ends, giving him the right to purchase 10,000 shares of common stock as of January 1, of each year, and 7,500 shares on the first date of each month thereafter, up to a maximum of 100,000 shares per year, with the exercise prices as follows: for the year beginning January 1, 2007 and any subsequent year, the exercise price will be 110% of the average closing prices for the three months prior to each grant date. All stock options received by Mr. Zaikin will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Zaikin are non-transferable, except by will or the laws of decent and distribution, and any attempt to do so shall void the option.

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

Helen Teplitskaia, President and Director

Helen Teplitskaia is the Company’s President and Director.  She has not signed a formal employment agreement with the Company.  However, through a letter agreement, the Company agreed to provide her compensation by issuing her 10,000 shares of restricted common stock per month, beginning May 2007 and for each month thereafter for the years ended December 31, 2007 and 2008.  The Company also issued her 50,000 shares of restricted common stock as a signing bonus.  Continuing throughout 2009, the Company plans to issue Ms. Teplitskaia 10,000 shares of common stock per month for her service to the Company, however the Company has not issued any shares to date, and as such, the 30,000 shares of common stock due to Ms. Teplitskaia as of March 31, 2009, are not included in the number of issued and outstanding shares disclosed throughout this report.

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

Additionally, Ms. Pochapski has the right under her employment agreement to receive stock options in the Company. Under the 2003 plan, Ms. Pochapski had the right to purchase 100,000 shares of the authorized and unissued $0.001 par value restricted stock of the Company for an exercise price of $0.14, which options were exercised by Ms. Pochapski in February 2006. Under the 2004 plan Ms. Pochapski had the right to purchase 100,000 shares at an exercise price of $0.20 per share, which options expired unexercised on December 31, 2008, under the 2005 plan, Ms. Pochapski has the right to purchase 100,000 shares at an exercise price of $0.60 per share and under the 2006 plan, Ms. Pochapski has the right to purchase 100,000 shares at an exercise price of $0.60 per share. Ms. Pochapski's stock option plan continues until her employment contract ends, giving her the right to purchase 10,000 shares of common stock as of January 1, of each year, and 7,500 shares on the first date of each month thereafter, up to a maximum of 100,000 shares per year, with exercise prices as follows: for 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. All stock options received by Ms. Pochapski will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Ms. Pochapski are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

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

On September 1, 2005, the Company entered into an "Amendment to the Employment Agreement Dated August 1, 2003" ("Amended Employment Agreement") with Elena Pochapski. Pursuant to the terms of the Amended Employment Agreement, Ms. Pochapski agreed to forgive $50,000 of salary which she was owed for services rendered under her employment agreement, in return for the Company issuing her 400,000 shares of the Company's restricted common stock. Additionally, Ms. Pochapski agreed to postpone the payment of the remaining $84,707 which she was owed in connection with her employment agreement from the period from August 1, 2003 to August 30, 2005, until such time as the Company has sufficient profits to pay the amount in cash either partially or in full. The Amended Employment Agreement also set Ms. Pochapski's annual salary for the period from September 1, 2005 until August 30, 2006 at CDN $75,000, after which time her salary returned to the amounts listed in her August 1, 2003 employment agreement. The Amended Employment Agreement also provided for the Company to pay Ms. Pochapski a monthly allowance of CDN $500 in consideration for her using her personal automobile for Company related services.

Oleg V. Zhuravlev, Director

Oleg V. Zhuravlev, the President and Chief Executive Officer of ZNG, the Company's subsidiary, and a Director of the Company has the right to receive stock options in the Company pursuant to a Stock Option Agreement, which grants him options to purchase shares of the Company's common stock under stock plans relating to various years of his employment. Under the 2003 stock option plan, Mr. Zhuravlev had the right to purchase all or any part of 200,000 shares of the authorized and unissued $.001 par value restricted common stock of the Company at an exercise price of $0.14 per share, which options expired unexercised on December 31, 2007. Additionally under the 2004 and 2005 plans, Mr. Zhuravlev had the right to purchase 200,000 shares of the Company's common stock at the exercise prices of $0.20 per share and $0.60 per share, respectively. The options granted in 2004 expired unexercised on December 31, 2008.  Under the 2006 plan, Mr. Zhuravelev has the right to purchase 200,000 shares of common stock at an exercise price of $0.60 per share. Mr. Zhuravlev's stock option plan continues until his employment with the Company ends, giving him the right to purchase 20,000 shares of common stock as of January 1, of each year, and 15,000 shares on the first date of each month thereafter, up to a maximum of 200,000 shares, with exercise prices as follows: for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. All stock options received by Mr. Zhuravlev will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Zhuravlev are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

Vladimir V. Eret, Director

Vladimir V. Eret is employed as the Chief Operating Officer of ZNG, and a Director of the Company. Mr. Eret has the right to receive stock options in the Company pursuant to a Stock Option Agreement, which grants him options to purchase shares of the Company's common stock under stock plans relating to various years of his employment. Under the 2004 plan, Mr. Eret had the right to purchase 84,000 shares of common stock at $0.60 per share, which options expired unexercised on December 31, 2008. Under the 2005 plan, Mr. Eret has the right to purchase 84,000 shares of common stock at $0.60 per share. Under the 2006 plan, Mr. Eret has the right to purchase 84,000 shares of common stock at an exercise price of $0.60 per share. Mr. Eret's stock option plan continues until his employment with the Company ends, giving him the right to purchase 7,000 shares of common stock as of January 1, of each year, and 7,000 shares on the first date of each month thereafter, up to a maximum of 84,000 options per year, with exercise prices as follows: for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. All stock options received by Mr. Eret will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Eret are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

Sergey Potapov, Director

Sergey Potapov, the Vice President of ZNG and a Director of the Company has the right to purchase stock options in the Company pursuant to a Stock Option Agreement, which grants him options to purchase shares of the Company's common stock under stock plans relating to various years of his employment. Under the 2004 plan, Mr. Eret had the right to purchase 84,000 shares of common stock at $0.60 per share, which options expired unexercised on December 31, 2008.  Under the 2005 plan, Mr. Eret has the right to purchase 84,000 shares of common stock at $0.60 per share. Under the 2006 plan, Mr. Potapov has the right to purchase 84,000 shares of common stock at an exercise price of $0.60 per share. Mr. Potapov's stock option plan continues until his employment ends, giving him the right to purchase 7,000 shares of common stock as of January 1, of each year, and 7,000 shares on the first date of each month thereafter, up to a maximum of 84,000 options per year, with exercise prices as follows: for 2007 and every subsequent year the exercise price is 110% of the average closing prices for the three months prior to each grant. All stock options received by Mr. Potapov will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Potapov are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation paid (or payable) to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

Name And				All Other			Total
Principal	Fiscal			Compen-	Stock	Option	Compen-
Position (1)	Year	Salary	Bonus ($)	sation	Awards	Awards	sation

David Zaikin	2008	$180,000*	--	--	--	(2)	180,000
CEO and	2007	$180,000	--	--	$309,700	(2)	$489,700
Chairman

Helen Teplitskaia	2008	--	--	--	$27,400	--	$27,400
President and	2007	--	--	--	$110,900	--	$110,900
Director

Elena Pochapski	2008	$62,126*	--	--	-	(3)	$62,126
CFO and	2007	$86,625	--	--	-	(3)	$86,625
Director

Oleg V.	2008	$0	--	--	-	(4)	$0
Zhuravlev	2007	$0	--	--	-	(4)	$0
Director

Vladimir	2008	$0	--	--	-	(5)	$0
Eret	2007	$0	--	--	-	(5)	$0
Director

Sergei	2008	$0	--	--	--	(6)	$0
Potapov	2007	$0	--	--	--	(6)	$0
Director

Timothy	2008	$35,000*	--	--	--	$6,304(8)	$41,304
Peara	2007	$35,000	--	--	-	$867(8)	$35,867
Director (7)

Salaries above do not include perquisites and other personal benefits in amounts less than an aggregate of 10% of the individuals salaries listed above.

* All salaries listed above for fiscal 2008 were accrued and remain unpaid as of the filing of this report.

(1) Other than the individuals listed above, the Company has no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last two (2) fiscal years. No executive employee listed above received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings over the past two (2) years.

(2) Mr. Zaikin was granted 100,000 options to purchase shares of our common during each of the fiscal years ended 2008, 2007, 2006, 2005 and 2004, pursuant to a Stock Option Agreement he entered into with us in 2003. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. For 2007 and 2008, the exercise price is 110% of the average closing prices for the three months prior to the grant date. A further description of the granted options can be found below under “Outstanding Equity Awards At Fiscal Year-End.”  All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Mr. Zaikin, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Mr. Zaikin during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. The value of the options were calculated pursuant to FAS 123R.

(3) Ms. Pochapski was granted 100,000 options to purchase shares of our common during each of the fiscal years ended 2008, 2007, 2006, 2005 and 2004, pursuant to a Stock Option Agreement she entered into with us in 2003. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. For 2007 and 2008, the exercise price is 110% of the average closing prices for the three months prior to the grant date. A further description of the granted options can be found below under “Outstanding Equity Awards At Fiscal Year-End.” All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Ms. Pochapski, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Ms. Pochapski during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. The value of the options were calculated pursuant to FAS 123R.

(4) Mr. Zhuravlev was granted 100,000 options to purchase shares of our common during each of the fiscal years ended 2008, 2007, 2006, 2005 and 2004, pursuant to a Stock Option Agreement he entered into with us in 2004. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. For 2007 and 2008, the exercise price is 110% of the average closing prices for the three months prior to the grant date. A further description of the granted options can be found below under “Outstanding Equity Awards At Fiscal Year-End.”  All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Mr. Zhuravlev, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Mr. Zhuravlev during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. The value of the options were calculated pursuant to FAS 123R.

(5) Mr. Eret was granted 84,000 options to purchase shares of our common stock during each of the fiscal years ended 2008, 2007, 2006, 2005 and 2004, pursuant to a Stock Option Agreement he entered into with us in 2004. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. For 2007 and 2008, the exercise price is 110% of the average closing prices for the three months prior to the grant date. A further description of the granted options can be found below under “Outstanding Equity Awards At Fiscal Year-End.” All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Mr. Eret, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Mr. Eret during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. The value of the options were calculated pursuant to FAS 123R.

(6) Mr. Potapov was granted 84,000 options to purchase shares of our common stock during each of the fiscal years ended 2008, 2007, 2006, 2005 and 2004, pursuant to a Stock Option Agreement he entered into with us in 2004. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. For 2007 and 2008, the exercise price is 110% of the average closing prices for the three months prior to the grant date. A further description of the granted options can be found below under “Outstanding Equity Awards At Fiscal Year-End.”  All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Mr. Potapov, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Mr. Potapov during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. The value of the options were calculated pursuant to FAS 123R.

(7) Mr. Peara’s salary and option awards in the table above, do not include amounts paid by us to Alternative Energy Finance Ltd., which Mr. Peara is the Managing Director of, which amounts are described in greater detail herein, as those fees and options were not paid to Mr. Peara in consideration for his services to the Company as a Director.

(8) Mr. Peara was granted 100,000 options to purchase shares of our common stock during each of the fiscal years ended 2008, 2007, 2006 and 2005, pursuant to a Stock Option Agreement he entered into with us in 2004. The exercise price of those options for the years ended December 31, 2006 and 2005, were $0.60 and $0.20 per share, respectively. For 2007 and 2008, the exercise price is 110% of the average closing prices for the three months prior to the grant date. A further description of the granted options can be found below under “Outstanding Equity Awards At Fiscal Year-End.” The value of the options granted in 2005, which vested during 2008 and 2007 was approximately $6,304 and $867, respectively. All unexercised options expire on December 31st of the fourth year after they were granted. The value of the options were calculated pursuant to FAS 123R.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(#)	(#)	(#)	($)	(f)	(#)	($)	(#)	(#)
	Exercisable	Unexercisable	(d)	(e)		(g)	(h)	(i)	(j)
	(b)	(c)
David Zaikin	17,500	-	-	$0.72	December 31, 2012
	7,500	-	-	$0.63	December 31, 2012
	7,500	-	-	$0.49	December 31, 2012
	7,500	-	-	$0.38	December 31, 2012
	7,500	-	-	$0.31	December 31, 2012
	7,500	-	-	$0.31	December 31, 2012
	7,500	-	-	$0.34	December 31, 2012
	7,500	-	-	$0.33	December 31, 2012
	7,500	-	-	$0.32	December 31, 2012
	7,500	-	-	$0.26	December 31, 2012
	7,500	-	-	$0.21	December 31, 2012
	7,500	-	-	$0.14	December 31, 2012
	17,500	-	-	$2.26	December 31, 2011
	7,500	-	-	$2.14	December 31, 2011
	7,500	-	-	$1.94	December 31, 2011
	7,500	-	-	$1.62	December 31, 2011
	7,500	-	-	$1.69	December 31, 2011
	7,500	-	-	$1.82	December 31, 2011
	7,500	-	-	$1.79	December 31, 2011
	7,500	-	-	$1.77	December 31, 2011
	7,500	-	-	$1.46	December 31, 2011
	7,500	-	-	$1.16	December 31, 2011
	7,500	-	-	$0.86	December 31, 2011
	7,500	-	-	$0.76	December 31, 2011
	47,500	-	-	$0.60	December 31, 2010
	100,000	-	-	$0.60	December 31, 2009

Elena Pochapski	17,500	-	-	$0.72	December 31, 2012
	7,500	-	-	$0.63	December 31, 2012
	7,500	-	-	$0.49	December 31, 2012
	7,500	-	-	$0.38	December 31, 2012
	7,500	-	-	$0.31	December 31, 2012
	7,500	-	-	$0.31	December 31, 2012
	7,500	-	-	$0.34	December 31, 2012
	7,500	-	-	$0.33	December 31, 2012
	7,500	-	-	$0.32	December 31, 2012
	7,500	-	-	$0.26	December 31, 2012
	7,500	-	-	$0.21	December 31, 2012
	7,500	-	-	$0.14	December 31, 2012
	17,500	-	-	$2.26	December 31, 2011
	7,500	-	-	$2.14	December 31, 2011
	7,500	-	-	$1.94	December 31, 2011
	7,500	-	-	$1.62	December 31, 2011
	7,500	-	-	$1.69	December 31, 2011
	7,500	-	-	$1.82	December 31, 2011
	7,500	-	-	$1.79	December 31, 2011
	7,500	-	-	$1.77	December 31, 2011
	7,500	-	-	$1.46	December 31, 2011
	7,500	-	-	$1.16	December 31, 2011
	7,500	-	-	$0.86	December 31, 2011
	7,500	-	-	$0.76	December 31, 2011
	100,000	-	-	$0.60	December 31, 2010
	100,000	-	-	$0.60	December 31, 2009

Oleg V. Zhuravlev	17,500	-	-	$0.72	December 31, 2012
	7,500	-	-	$0.63	December 31, 2012
	7,500	-	-	$0.49	December 31, 2012
	7,500	-	-	$0.38	December 31, 2012
	7,500	-	-	$0.31	December 31, 2012
	7,500	-	-	$0.31	December 31, 2012
	7,500	-	-	$0.34	December 31, 2012
	7,500	-	-	$0.33	December 31, 2012
	7,500	-	-	$0.32	December 31, 2012
	7,500	-	-	$0.26	December 31, 2012
	7,500	-	-	$0.21	December 31, 2012
	7,500	-	-	$0.14	December 31, 2012
	17,500	-	-	$2.26	December 31, 2011
	7,500	-	-	$2.14	December 31, 2011
	7,500	-	-	$1.94	December 31, 2011
	7,500	-	-	$1.62	December 31, 2011
	7,500	-	-	$1.69	December 31, 2011
	7,500	-	-	$1.82	December 31, 2011
	7,500	-	-	$1.79	December 31, 2011
	7,500	-	-	$1.77	December 31, 2011
	7,500	-	-	$1.46	December 31, 2011
	7,500	-	-	$1.16	December 31, 2011
	7,500	-	-	$0.86	December 31, 2011
	7,500	-	-	$0.76	December 31, 2011
	100,000	-	-	$0.60	December 31, 2010
	100,000	-	-	$0.60	December 31, 2009

Sergey Potapov	7,000	-	-	$0.72	December 31, 2012
	7,000	-	-	$0.63	December 31, 2012
	7,000	-	-	$0.49	December 31, 2012
	7,000	-	-	$0.38	December 31, 2012
	7,000	-	-	$0.31	December 31, 2012
	7,000	-	-	$0.31	December 31, 2012
	7,000	-	-	$0.34	December 31, 2012
	7,000	-	-	$0.33	December 31, 2012
	7,000	-	-	$0.32	December 31, 2012
	7,000	-	-	$0.26	December 31, 2012
	7,000	-	-	$0.21	December 31, 2012
7,000	-	-	$0.14	December 31, 2012
7,000	-	-	$2.26	December 31, 2011
7,000	-	-	$2.14	December 31, 2011
7,000	-	-	$1.94	December 31, 2011
7,000	-	-	$1.62	December 31, 2011

7,000	-	-	$1.69	December 31, 2011
7,000	-	-	$1.82	December 31, 2011
7,000	-	-	$1.79	December 31, 2011
7,000	-	-	$1.77	December 31, 2011
7,000	-	-	$1.46	December 31, 2011
7,000	-	-	$1.16	December 31, 2011
7,000	-	-	$0.86	December 31, 2011
7,000	-	-	$0.76	December 31, 2011
84,000	-	-	$0.60	December 31, 2010
84,000	-	-	$0.60	December 31, 2009

Vladimir Eret	7,000	-	-	$0.72	December 31, 2012
	7,000	-	-	$0.63	December 31, 2012
	7,000	-	-	$0.49	December 31, 2012
	7,000	-	-	$0.38	December 31, 2012
	7,000	-	-	$0.31	December 31, 2012
	7,000	-	-	$0.31	December 31, 2012
	7,000	-	-	$0.34	December 31, 2012
	7,000	-	-	$0.33	December 31, 2012
	7,000	-	-	$0.32	December 31, 2012
	7,000	-	-	$0.26	December 31, 2012
	7,000	-	-	$0.21	December 31, 2012

7,000	-	-	$0.14	December 31, 2012
7,000	-	-	$2.26	December 31, 2011
7,000	-	-	$2.14	December 31, 2011
7,000	-	-	$1.94	December 31, 2011
7,000	-	-	$1.62	December 31, 2011
7,000	-	-	$1.69	December 31, 2011
7,000	-	-	$1.82	December 31, 2011
7,000	-	-	$1.79	December 31, 2011
7,000	-	-	$1.77	December 31, 2011
7,000	-	-	$1.46	December 31, 2011
7,000	-	-	$1.16	December 31, 2011
7,000	-	-	$0.86	December 31, 2011
7,000	-	-	$0.76	December 31, 2011
84,000	-	-	$0.60	December 31, 2010
84,000	-	-	$0.60	December 31, 2009

Tim Peara (1)	17,500	-	-	$0.72	December 31, 2012
	7,500	-	-	$0.63	December 31, 2012
	7,500	-	-	$0.49	December 31, 2012
	7,500	-	-	$0.38	December 31, 2012
	7,500	-	-	$0.31	December 31, 2012
	7,500	-	-	$0.31	December 31, 2012
	7,500	-	-	$0.34	December 31, 2012
	7,500	-	-	$0.33	December 31, 2012
	7,500	-	-	$0.32	December 31, 2012
	7,500	-	-	$0.26	December 31, 2012
	7,500	-	-	$0.21	December 31, 2012
	7,500	-	-	$0.14	December 31, 2012
	17,500	-	-	$2.26	December 31, 2011
	7,500	-	-	$2.14	December 31, 2011

7,500	-	-	$1.94	December 31, 2011
7,500	-	-	$1.62	December 31, 2011
7,500	-	-	$1.69	December 31, 2011
7,500	-	-	$1.82	December 31, 2011
7,500	-	-	$1.79	December 31, 2011
7,500	-	-	$1.77	December 31, 2011
7,500	-	-	$1.46	December 31, 2011
7,500	-	-	$1.16	December 31, 2011
7,500	-	-	$0.86	December 31, 2011
7,500	-	-	$0.76	December 31, 2011
100,000	-	-	$0.60	December 31, 2010
100,000	-	-	$0.60	December 31, 2009

(1) Mr. Peara’s option awards in the table above, do not include option and/or warrants issued by us to Alternative Energy Finance Ltd., which Mr. Peara is the Managing Director of, which are described in greater detail herein, as those options and/or warrants were not issued to Mr. Peara in consideration for his services to the Company as a Director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act), based on 18,645,585 shares of common stock outstanding as of March 31, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name And Address Of Beneficial Owner	Shares Of Common Stock Beneficially Owned (1)	Options to Purchase Shares of Common Stock Exercisable Within The Next 60 Days	Total Shares Of Common Stock Beneficially Owned (2)	Percent (1)
Victor Repin Kurgan City, Klimova St. 41, Russia 640020	1,750,000	-	1,750,000 (5)	9.4%
David Zaikin 275 Madison Ave., 6th Floor, New York, New York 10016 (3)	1,160,000	347,500 (4)	1,507,500	7.9%
Elena Pochapski 275 Madison Ave., 6th Floor, New York, New York 10016	380,000 (5)	400,000 (6)	780,000	4.1%
Oleg V. Zhuravlev Kurgan City Lenina St. 27/X Russia 640000	25,000	400,000 (7)	425,000	2.2%
Sergey Potapov Kurgan City Lenina St. 27/X Russia 640000	10,000	336,000 (8)	346,000	1.8%
Valdimir Eret Kurgan City Lenina St. 27/X Russia 640000	10,000	336,000 (8)	346,000	1.8%
Tim Peara 275 Madison Ave., 6th Floor, New York, New York 10016	117,569	731,213 (9)	848,782	4.4%
Helen Teplitskaia 275 Madison Ave. 6th Floor New York, New York 10016	250,000(10)	-	250,000	1.3%
Svetlana Slepchuk Mosfilmovskaya Street 17/25 Apt. 17 Moscow, Russai 119330	3,900,000	-	3,900,000	20.9%
All the Officers and Directors as a group (7 persons)	1,952,569	2,658,915 (4), (6), (7), (8), (9)	4,611,484	21.6%

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

2) Includes both the number of shares of common stock beneficially owned as of March 31, 2009, and any options which will vest and be exercisable within the next sixty days.

3) David Zaikin holds 400,000 of his shares in the name of WCM, Ltd, which is 100% owned by Mr. Zaikin.

4) Includes 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 47,500 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006 (Mr. Zaikin exercised 52,500 options in December 2006), 100,000 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007, and 100,000 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date as described in greater detail above under “Outstanding Equity Awards At Fiscal Year-End”. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

5) Includes 30,000 shares held in Mrs. Pochapski’s daughter’s name, which Mrs. Pochapski is deemed to beneficially own.

6) Includes 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, 100,000 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007 and 100,000 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date as described in greater detail above under “Outstanding Equity Awards At Fiscal Year-End”. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

7) Includes 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, 100,000 options to purchase shares of our common stock at as described above, which vested throughout the fiscal year ended 2007 and 100,000 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date as described in greater detail above under “Outstanding Equity Awards At Fiscal Year-End”. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

8) Includes 84,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 84,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, 84,000 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007, and 84,000 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date as described in greater detail above under “Outstanding Equity Awards At Fiscal Year-End”. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

9) Includes certain options issuable to AEF in connection with amounts loaned to ZNG (as described in greater detail herein), including 17,561 options to purchase shares of our common stock at an exercise price of $0.67 per share, which vested on March 31, 2006; 20,412 options to purchase shares of our common stock at an exercise price of $2.02 per share, which vested on June 30, 2006; 20,952 options to purchase shares of our common stock at an exercise price of $1.53 per share, which vested on September 30, 2006; 38,648 options to purchase shares of our common stock at an exercise price of $1.44 per share, which vested on December 31, 2006, 48,925 options to purchase shares of our common stock at an exercise price of $1.10 per share, which warrants vested on March 31, 2007, 55,233 options to purchase shares of our common stock at an exercise price of $1.14 per share, which vested on June 30, 2007, 51,352 options to purchase shares of our common stock at an exercise price of $0.74 per share, which warrants vested on September 30, 2007, 78,130 options to purchase shares of our common stock at an exercise price of $0.46 per share, which vested on December 31, 2007, which options expire if unexercised on the third anniversary of the date they were granted. Finally, the amount listed above includes 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2005, 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, 100,000 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007 and 100,000 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date as described in greater detail above under “Outstanding Equity Awards At Fiscal Year-End”. All Director options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. The options are described in greater detail under "Employment and Option Agreements" above.

10) Does not include 30,000 shares, 10,000 each for the months ended January through March 2009, which the Company has agreed to issue to Ms. Teplitskaia in consideration for services rendered, which shares have not been issued to date and have not been included in the number of issued and outstanding shares disclosed throughout this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In June 2007, we issued 70,000 shares of restricted common stock to our President, Helen Teplitskaia, of which 50,000 shares were a sign-on bonus in connection with her agreeing to be an officer of the Company in May 2007, and 20,000 shares were part of her compensation package with the Company, whereby she is to be paid 10,000 shares per month for her service to the Company, which shares were issued for services rendered in May and June 2007. During the period from July to December 2007, 50,000 shares were issued for services rendered in July through November 2007.  In June 2008, we issued an aggregate of 70,000 restricted shares of common stock to Ms. Teplitskaia in consideration for services rendered during the months of December 2007, and January through June 2008.  Ms. Teplitskaia was subsequently issued the shares she was due for the months ended July 2008 through December 2008 in November 2008.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $36,000 and $26,000, respectively.

Audit Related Fees

None.

Tax Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $1,750 and $1,800, respectively.

All Other Fees

Other fees billed by our principal accountant in 2007 included review and evaluation of responses to SEC queries surrounding the Company’s Form 10-KSB for 2006. The total amount billed in 2007 was $6,200 and $8,000 in 2008.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description of Exhibit

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9 (2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10 (2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11 (3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12 (3)	Agreement with Business - Standard (translated from Russian version)
10.13 (3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14 (3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15 (3)	Deed of Amendment between ZNG and BP

10.16 (3)	Deed of Amendment between the Company and BP

10.17 (4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18 (5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19 (5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(14)	Agreement of Purchase and Sale

10.37(14)	Operating Agreement

21.1*	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

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

(14) Filed as an Exhibit to our Report on Form 8-K filed with the Commission on November 14, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: April 14, 2009	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer
(Principal Executive Officer)

DATED: April 14, 2009	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ David Zaikin	Chief Executive Officer	April 14, 2009
David Zaikin	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Elena Pochapski	Chief Financial Officer (Principal Accounting Officer)	April 14, 2009
Elena Pochapski (Principal Financial Officer)	and Director

/s/ Helen Teplitskaia	President and Director	April 14, 2009
Helen Teplitskaia

/s/ Oleg V. Zhuravlev	Director	April 14, 2009
Oleg V. Zhuravlev

/s/ Sergey Potapov	Director	April 14, 2009
Sergey Potapov