Form 10-Q
period 2009-03-31
Siberian Energy Group Inc.
filed 2009-05-19
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(212) 828-3011
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [  ] No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   [ ] No   ☒

The number of shares outstanding of each of the issuer’s classes of equity as of May 12, 2009, was  18,645,585 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of March 31, 2009, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2009 and 2008, and the cumulative period of development stage activity (January 1, 2003 through March 31, 2009).   These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2009, we included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
May 12, 2009

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2008	2008

Assets
Current assets:
Cash	$1,322	$739
Prepaid expenses and other	516	521
	1,838	1,260

Investment in joint venture, at equity	-	-

Investment in KNG, at equity	-	-

Loan receivable - affiliate	29,500	29,500

Property and equipment, net	1,623	1,783

	$32,961	$32,543

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$467,726	$447,663
Related party - Baltic Petroleum, interest at 14%	64,286	62,771
Others	450,865	410,039
Accrued payroll	904,496	824,744
	1,887,373	1,745,217

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
18,645,550 issued and outstanding	18,646	18,646
Additional paid-in capital	13,112,299	13,112,299
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(14,550,255)	(14,406,604)
Accumulated other comprehensive income	14,683	12,770
	(1,854,412)	(1,712,674)

	$32,961	$32,543
See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Operations			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			March 31,
For the three months ended March 31,	2009	2008	2009

Revenues and other income:
Management fees	$-	$-	$1,135,000
Gain from entrance into joint venture	-	-	364,479
Other	-	-	6,382
Total revenues and other income	-	-	1,505,861

Expenses:
Salaries	80,600	80,410	3,518,205
Professional and consulting fees	53,351	75,425	4,916,160
Rent and occupancy	-	9,716	237,226
Depreciation and amortization	147	231	104,384
Finance charges and interest	1,998	2,038	114,061
Other	7,555	18,335	2,042,563
Total expenses	143,651	186,155	10,932,599

Loss from sale of investment	-	-	669,570

Loss on deemed disposition of oil and
gas properties, unproved	-	-	3,928,000

Impairment charge on investment	-	-	525,947

Loss before income taxes	143,651	186,155	14,550,255

Provision for income taxes (benefit)	-	-	-

Net loss (development stage)	$143,651	$186,155	$14,550,255

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(1.23)

Weighted average number of basic and diluted
common shares outstanding	18,645,550	18,383,030	11,793,960

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through March 31, 2009

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

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity (continued)

For the cumulative period of Development Stage Activity - January 1, 2003 through March 31, 2009

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, December 31, 2006	14,112,961	$14,113	$8,721,116	$(6,932,342)	$(4,445)	$1,798,442

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)	$(2,070,291)

Shares issued for employee stock option plan and warrants	566,935	567	(567)	-	-	-

Shares issued for geological data	200,000	200	349,800	-	-	350,000

Shares issued for accrued salaries	788,000	788	1,444,618	-	-	1,445,406

Shares issued for licenses	2,000,000	2,000	1,318,000	-	-	1,320,000

Shares issued for professional services	715,134	715	1,070,395	-	-	1,071,110

See accompanying notes.

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	18,383,030	$18,383	$13,053,756	$(8,992,829)	$(14,249)	$4,065,061

Loss for the year - 2008	-	-	-	(5,863,560)	-	(5,863,560)

Foreign currency translation adjustment	-	-	-	-	27,019	27,019	$(5,836,541)

Shares issued for professional services and accrued salaries	155,000	155	41,595	-	-	41,750

Warrants granted for professional services	-	-	6,303	-	-	6,303

Shares issued for loan repayment and related interest	107,520	108	10,645	-	-	10,753

Balance, December 31, 2008	18,645,550	$18,646	$13,112,299	$(14,856,389)	$12,770	$(1,712,674)

Loss for three months - 2009	-	-	-	(143,651)	-	(143,651)

Foreign currency translation adjustment	-	-	-	-	1,913	1,913	$(141,738)

Balance, March 31, 2009	18,645,550	$18,646	$13,112,299	$(15,000,040)	$14,683	$(1,854,412)

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			March 31,
For the three months ended March 31,	2009	2008	2009

Cash flows from operating activities:
Net loss (development stage)	$(143,651)	$(186,155)	$(14,550,255)
Depreciation and amortization	147	231	104,384
Common stock and warrants issued
for professional services and salaries and geological data	-	1,750	7,182,481
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	-	-	1,029
Loss on sale of investment, including deconsolidation of subsidiary	-	-	794,192
Loss on deemed disposition of oil and gas properties, unproved	-	-	3,928,000
Impairment charge on investment	-	-	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other assets	5	(115)	(263,908)
Accounts payable and accrued expenses	142,156	184,724	3,527,151
Net cash flows from (for) operating activities	(1,343)	435	994,542

Cash flows from investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Proceeds of disposition of office furniture	-		107
Loan to affiliate	-	-	(29,500)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net cash flows for investing activities	-	-	(1,160,342)

Cash flows from financing activities:
Net proceeds from demand loans	-	-	72,500
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	-	-	152,426

Effect of exchange rates on cash	1,926	(1,133)	14,696

Net increase (decrease) in cash	583	(698)	1,322

Cash - beginning	739	1,248	-

Cash - ending	$1,322	$550	$1,322

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements of Siberian Energy Group Inc. (the Company) include the accounts of the Company and its 100% owned subsidiaries.  These financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC) interim reporting, and do not include all of the information and note disclosures required by generally accepted accounting principles.  These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial positions, results of operations, and cash flows for the periods presented.  Accounting policies used in fiscal 2009 are consistent with those used in the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2008.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.  Interim operating results are not necessarily indicative of operating results for any future interim period or the full year.

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

Zauralneftegaz

Zauralneftegaz Limited (ZNG, Ltd) is the Company’s 50% owned joint venture with Baltic Petroleum Limited, UK created in 2005, which operates through its Russian subsidiary Zaural Neftegaz (ZNG).  ZNG has been involved in oil and gas research activities in the Kurgan region of the Russian Federation. During 2003 through March 31, 2009 it has completed seismic studies and drilling program in the Kurgan region. The Company believes ZNG, Ltd has created value through the geological results of the two exploratory wells and other data gathered in the area and ZNG, Ltd is considering its options with regard to realizing this value by either a farm out or a direct sale of geophysical and seismic data to a third party operating in the area.

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through March 31, 2009.

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

3.  Income Taxes:

At March 31, 2009, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $13,268,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2029.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $2,654,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through March 31, 2009.

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

For the cumulative period ended March 31, 2009, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ form the going concern basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2009.

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

As of March 31, 2009, the Company owned a 44% interest in KNG. Operating results of KNG were included in the consolidated financial statements contained herein for the three months ended March 31, 2008. After September 30, 2008, the Company’s investment in KNG is accounted for on the equity method of accounting. Accordingly, the assets, liabilities and equity of KNG are no longer presented on the Company’s balance sheet.

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

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through December 31, 2008 and March 31, 2009.

Joint Venture

The operations of the Joint Venture are funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly-owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of March 31, 2009, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

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

In connection with that agreement, the following warrants were granted to AEF: warrants to purchase 17,561 shares of our common stock at $0.67 per share, which were granted to Mr. Peara on March 31, 2006, and which expired unexercised on March 31, 2009; warrants to purchase 20,412 shares of our common stock at an exercise price of $2.02 per share, granted effective June 30, 2006; warrants to purchase 20,952 shares of our common stock at an exercise price of $1.53 per share effective September 30, 2006; and warrants to purchase 38,648 shares of our common stock at an exercise price of $1.44 per share effective December 31, 2006.  All of the warrants are exercisable for three years from the date of issuance and contain a cashless exercise provision.

From January 1, 2007 to December 31, 2007, we accrued approximately $108,827 in fees payable to AEF in connection with the AEF agreement, which funds have not been paid to date, and we also issued AEF the following securities pursuant to the agreement: warrants to purchase 48,925 shares of our common stock at an exercise price of $1.10 per share effective March 31, 2007; warrants to purchase 55,233 shares of our common stock at an exercise price of $1.14 per share, effective June 30, 2007; warrants to purchase 51,352 shares of our common stock at an exercise price of $0.74 per share, effective September 30, 2007; and warrants to purchase 78,130 shares of our common stock at an exercise price of $0.46 per share, effective December 31, 2007.  All of the warrants are exercisable for three years from the date of issuance and contain a cashless exercise provision.

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

We have not been required to pay AEF any additional consideration and/or grant AEF any additional warrants since December 31, 2007, as Baltic has not invested any additional funds into the Joint Venture since the end of that period.

Recent Events:

On or around April 30, 2009, the Company entered into a “One Year Term Extension To The Employment Agreement of August 1, 2004” with David Zaikin, the Company’s Chief Executive Officer and Elena Pochapski, the Company’s Chief Financial Officer (the “Executives” and the “Employment Extension Agreements”).  The Employment Extension Agreements extended the term of the Executives previous employment agreements entered into on August 1, 2004 and September 1, 2003, respectively, for an additional year, such that the employment agreements now expire on December 31, 2009.  The Executives salaries for the year ended December 31, 2009 will be $180,000 and $75,000 for Mr. Zaikin and Ms. Pochapski, respectively.  Additionally, both of the Executives were granted additional stock options in the Company as described below.

On May 4, 2009, the Company’s Board of Directors approved new Stock Option Agreements and a grant of stock options to purchase an aggregate of 1,340,000 shares of the Company’s common stock to the officers and various Directors of the Company in consideration for their services to the Company for the year ending December 31, 2009.  David Zaikin, the Company’s Chief Executive Officer and Director was granted stock options to purchase 300,000 shares, Elena Pochapski, the Company’s Chief Financial Officer and Director was granted stock options to purchase 300,000 shares, Helen Teplitskaia, the Company’s President and Director was granted  options to purchase 200,000 shares, Timothy Peara, the Company’s Director was granted options to purchase 200,000 shares, Oleg Zhuravlev, the Company’s Director was granted options to purchase 170,000 shares, and Sergey Potapov, the Company’s Director was granted options to purchase 170,000 shares.  All of the stock options have an exercise price of $0.055 per share, the market price of the Company’s common stock on the grant date. Additionally, all of the stock options have the same vesting terms, including the vesting of 1/4th of the stock options on the grant date, and 1/4th of the stock options vesting at the end of each of the Company’s next three fiscal quarters.  All of the stock options expire three years from the grant date and include a cashless exercise provision.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $467,726 and $447,663 were payable to the stockholders as of March 31, 2009 and December 31, 2008, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

We had no revenues and other income for the three months ended March 31, 2009 or 2008.  Until October 2007, the Company received monthly management fees of between $25,000 and $85,000 pursuant to terms of the Joint Venture.  However, the Company has not received any management fees since October 2007, as a result of restructuring of the Company’s Kurgan operations and the negotiating of potential farm outs and further research works on ZNG’s licensed areas.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $143,651 for the three months ended March 31, 2009, compared to total expenses for the three months ended March 31, 2008, of $186,155, which represented a decrease in total expenses from the prior period of $42,504 or 22.8%.

The main reasons for the decrease in total expenses for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, were a $22,074 or 29.3% decrease in professional and consulting fees to $53,351 for the three months ended March 31, 2009, compared to $75,425 for the three months ended March 31, 2008, which decrease is largely attributable to the fact that the Company used less third party consultants and advisors during the three months ended March 31, 2009, compared to the same period of 2008; a $10,780 or 58.8% decrease in other expenses, to $7,555 for the three months ended March 31, 2009, compared to $18,335 for the three months ended March 31, 2008; and a $9,716 decrease in rent and occupancy expenses to no rent and occupancy expenses for the three months ended March 31, 2009, compared to $9,716 for the three months ended March 31, 2008.  The Company is currently taking steps to move its New York office space, and as such, the Chief Executive Officer has been personally paying the Company’s office space rent and not billing the Company since approximately December 31, 2008, which resulted in the Company having no rent or occupancy expense for the three months ended March 31, 2009.

We had a net loss of $143,651 for the three months ended March 31, 2009, which represented a decrease in net loss of $42,504 or 22.8% from net loss of $186,155 for the three months ended March 31, 2008.  The main reason for the decrease in net loss was the $42,504 or 22.8% decrease in expenses for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $1,838 as of March 31, 2009, which included cash of $1,322; and prepaid expenses and other current assets of $516.

We had total assets of $32,961 as of March 31, 2009, which included current assets of $1,838 and non-current assets of $31,123. Non-current assets included a $29,500 loan receivable from affiliate in connection with amounts previously loaned to KNG, and $1,623 of property and equipment, net.

We had total liabilities of $1,887,373 as of March 31, 2009, which were solely current liabilities and which included $467,726 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to March 31, 2009; $64,286 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic and certain other expenses owed to Baltic; $450,865 of accounts payable to others for advisory and professional services rendered; and $904,496 of accrued payroll, which included $517,500 payable to our Chief Executive Officer, David Zaikin, of which $360,000 was accrued in 2007 and 2008, and $112,500 which was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $173,921 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $1,885,535 and a total pre-development and development stage accumulated deficit of $15,000,040 as of March 31, 2009.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of March 31, 2009. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As of March 31, 2009, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $1,343 of net negative cash flows for operating activities for the three months ended March 31, 2009, which was attributable to adjustments to reconcile $143,651 of net loss, offset by $142,156 of accounts payable and accrued expenses, $147 of depreciation and amortization and $5 of prepaid expenses and other assets.

In connection with the Joint Venture (described under "Joint Venture Agreement," above), the Company historically received management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities, no management fees were paid during the year ended December 31, 2008 or the three months ended March 31, 2009, and there is no assurance that the Joint Venture will pay any management fees or that fees received will be adequate to pay our upcoming expenses and liabilities in the future.  If the Company does not receive any management fees moving forward, the Company anticipates that its stockholders and management will continue to provide financing for the Company, of which there can be no assurance.

In connection with the activities of KNG, we are not currently receiving compensation for the use of the Company’s geological data. According to the Operating agreement with Neftebitum, such fees may be paid to us in future years depending on the financial position of KNG, of which there can be no assurance.

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

Foreign Currency Translation:

The Russian subsidiaries ZNG and KNG use the Ruble as their functional currency; Siberian Energy Group (Canada) uses the Canadian dollar as its functional currency.  The books and records of ZNG, KNG and Siberian Energy Group (Canada) are kept in their functional currencies.  The Company translates to U.S. dollars the assets and liabilities of ZNG, KNG, and Siberian Energy Group (Canada) at the year-end exchange rates; and income statement amounts are converted at the average rates of exchange for the year.  Translation gains and losses are included within other comprehensive income (loss).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2009.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our unaudited consolidated financial statements contained in this Report fairly present our financial position, results of operations and cash flows for the periods covered herein in all material respects.

As of December 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by our Annual Report on Form 10-K, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a material weakness.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders. As of March 31, 2009, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the licensed area. The Joint Venture is responsible for the funding of the operations of ZNG. However, if the Joint Venture is unable to raise the additional funds required for the planned activities of ZNG or attract interest from external parties and we are unable to raise financing for additional activities, separate from the Joint Venture, our Company may be forced to abandon its current business plan.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $143,651 for the three months ended March 31, 2009, a net loss of $5,863,560 for the year ended December 31, 2008, and had a total accumulated deficit of $15,000,040 as of March 31, 2009. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of March 31, 2009, was $14,550,255, and our total cumulative deficit was $15,000,040 which included $449,785 of pre-development stage deficit. We had $904,496 in accrued and unpaid salaries and a working capital deficit of $1,885,535 as of March 31, 2009. The Company is currently being funded by existing shareholders, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. There is a risk that ZNG will never begin production and our Company will never generate any revenues through our ownership of 50% of ZNG, Ltd. If throughout ZNG's and KNG’s oil exploration no viable wells are found, and consequently, we generate only minimal revenues through ZNG, Ltd. (and/or through KNG), we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY AFFECTED.

We rely on the Company's Chief Executive Officer and Chief Financial Officer, David Zaikin and Elena Pochapski, for the success of our Company, who are currently employed under extended employment agreements described above. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on either member of management. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace Mr. Zaikin and/or Ms. Pochapski, or if Mr. Zaikin or Ms. Pochapski are unable to spend a sufficient amount of time on Company matters, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued.

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

Zauralneftegaz, Ltd. which we own 50% of through our Joint Venture, and KNG, which we own 44% of, hold certain licenses and rights to reapply for licenses to certain oil and gas properties in the Kurgan Region of Russia.  As a result, we are subject to various risks associated with doing business in Russia relating to Russia's economic and political environment. As is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in a more mature free market economy and, in recent years, Russia has undergone substantial political, economic and social change. Furthermore, in recent years the Russian government has unilaterally annexed certain oil and gas properties and companies for the government, and there can be no assurance that if commercially exploitable oil and gas reserves are found on our properties, that such properties will not be annexed or otherwise claimed by the Russian government.  Our failure to manage the risks associated with doing business in Russia could have a material adverse effect upon our results of operations.

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

INVESTORS FACE A RISK THAT THE COMPANY WILL NOT BE SUBJECT TO THE REPORTING REQUIREMENTS OR WILL ENTER INTO A TRANSACTION THAT RESULTS IN NEW MANAGEMENT AND A NEW OPERATING BUSINESS OF THE COMPANY.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2009, the Company’s Board of Directors approved new Stock Option Agreements and a grant of stock options to purchase an aggregate of 1,340,000 shares of the Company’s common stock to the officers and various Directors of the Company in consideration for their services to the Company for the year ending December 31, 2009.  David Zaikin, the Company’s Chief Executive Officer and Director was granted stock options to purchase 300,000 shares, Elena Pochapski, the Company’s Chief Financial Officer and Director was granted stock options to purchase 300,000 shares, Helen Teplitskaia, the Company’s President and Director was granted stock options to purchase 200,000 shares, Timothy Peara, the Company’s Director was granted stock options to purchase 200,000 shares, Oleg Zhuravlev, the Company’s Director was granted stock options, to purchase 170,000  shares, and Sergey Potapov, the Company’s Director was granted stock options to purchase 170,000 shares.  All of the stock options have an exercise price of $0.055 per share, the market price of the Company’s common stock on the grant date. Additionally, all of the stock options have the same vesting terms, including the vesting of 1/4th of the stock options on the grant date, and 1/4th of the stock options vesting at the end of each of the Company’s next three fiscal quarters.  All of the stock options expire three years from the grant date and include a cashless exercise provision.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing grants did not involve a public offering, the recipients took the stock options for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by the Company.

The Company has also agreed to pay its President, Helen Teplitskaia 10,000 shares of common stock per month for her service to the Company, and as such, the Company owes Ms. Teplitskaia an aggregate of 40,000 shares, 10,000 shares per month from January 2009 to April 2009, which shares have not been issued to date and have not been included in the number of issued and outstanding shares disclosed throughout this report.  The Company plans to issue the shares during the second quarter of 2009.  The Company will claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the issuance will not involve a public offering, the recipient will take the securities for investment and not resale and the Company will take appropriate measures to restrict transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(15)	Agreement of Purchase and Sale with Limited Liability Company Neftebitum, Sergey V. Prokopiev, and Oleg G. Shelepov

10.37(15)	Operating Agreement with Limited Liability Company Neftebitum

10.38*	One Year Extension to the Employment Agreement of August 1, 2004 with David Zaikin

10.39*	One Year Extension to the Employment Agreement of August 1, 2004 with Elena Pochapski

10.40*	Stock Option Agreement for David Zaikin

10.41*	Stock Option Agreement for Elena Pochapski

21.1(14)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

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

(14) Filed as an Exhibit to our Report on Form 10-K filed with the Commission on April 14, 2009, and incorporated herein by reference.

(15) Filed as an Exhibit to our Report on Form 8-K filed with the Commission on November 14, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: May 19, 2009	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer
(Principal Executive Officer)

DATED: May 19, 2009	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)