Form 10-Q
period 2009-06-30
Siberian Energy Group Inc.
filed 2009-08-11
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 3, 2009, was 18,705,585 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of June 30, 2009, and the related condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the cumulative period of development stage activity (January 1, 2003 through June 30, 2009), and the condensed consolidated statements of stockholders’ equity and cash flows for the six months ended June 30, 2009 and 2008, and the cumulative period  of development stage activity (January 1, 2003 through June 30, 2009).   These financial statements are the responsibility of the Company’s management.

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

Lumsden & McCormick, LLP
Buffalo, New York
August 5, 2009

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2009	2008

Assets
Current assets:
Cash	$759	$739
Prepaid expenses and other	536	521
	1,295	1,260

Investment in joint venture, at equity	-	-
Investment in KNG, at equity	-	-
Loan receivable - affiliate	29,500	29,500
Property and equipment, net	1,520	1,783
	$32,315	$32,543

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$483,514	$447,663
Related party - Baltic Petroleum, interest at 14%	65,784	62,771
Others	516,863	410,039
Accrued payroll	984,462	824,744
	2,050,623	1,745,217

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
18,705,550 and 18,645,550 issued and outstanding	18,706	18,646
Additional paid-in capital	13,138,765	13,112,299
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(14,732,481)	(14,406,604)
Accumulated other comprehensive income	6,487	12,770
	(2,018,308)	(1,712,674)

	$32,315	$32,543

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Operations
					For the period of
					Development
					Stage Activity-
	For the three		For the six		January 1, 2003
	months ended		months ended		through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenues and other income:
Management fees from joint venture	$-	$-	$-	$-	$1,135,000
Gain from entrance into joint venture	-	-	-	-	364,479
Other	-	-	-	-	6,382
Total revenues and other income	-	-	-	-	1,505,861

Expenses:
Salaries	102,926	96,266	183,526	176,676	3,621,131
Professional and consulting fees	61,009	65,433	114,360	140,858	4,977,169
Rent and occupancy	-	749	-	10,465	237,226
Depreciation and amortization	152	230	299	461	104,536
Finance charges and interest	1,701	3,334	3,699	5,372	115,762
Marketing and other	16,438	18,096	23,993	36,431	2,059,001
Total expenses	182,226	184,108	325,877	370,263	11,114,825

Loss from sale of investment	-	-	-	-	669,570

Loss on deemed disposition of oil and
gas properties, unproved	-	-	-	-	3,928,000

Impairment charge on investment	-	-	-	-	525,947

Loss before income taxes	182,226	184,108	325,877	370,263	14,732,481

Provision for income taxes (benefit)	-	-	-	-	-

Net loss (development stage)	$182,226	$184,108	$325,877	$370,263	$14,732,481

Basic and diluted loss per common share	(0.01)	(0.01)	(0.02)	(0.02)	(1.22)

Weighted average number of basic and
diluted common shares outstanding	18,652,803	18,408,634	18,649,176	18,395,832	12,067,273

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through June 30, 2009

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

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through June 30, 2009

	Common Stock
	Number of
	Shares	Par Value	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Loss

Balance, December 31, 2006 (Restated)	14,112,961	$14,113	$8,721,116	$(6,932,342)	$(4,445)	$1,798,442

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)	$(2,070,291)

Shares issued for employee stock option plan and warrants	566,935	567	(567)	-	-	-

Shares issued for geological data	200,000	200	349,800	-	-	350,000

Shares issued for accrued salaries	788,000	788	1,444,618	-	-	1,445,406

Shares issued for licenses	2,000,000	2,000	1,318,000	-	-	1,320,000

Shares issued for professional services	715,134	715	1,070,395	-	-	1,071,110

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	18,383,030	$18,383	$13,053,756	$(8,992,829)	$(14,249)	$4,065,061

Loss for the year - 2008	-	-	-	(5,863,560)	-	(5,863,560)

Foreign currency translation adjustment	-	-	-	-	27,019	27,019	$(5,836,541)

Shares issued for professional services and accrued salaries	155,000	155	41,595	-	-	41,750

Warrants granted for professional services	-	-	6,303	-	-	6,303

Shares issued for loan repayment and related interest	107,520	108	10,645	-	-	10,753

Balance, December 31, 2008	18,645,550	$18,646	$13,112,299	$(14,856,389)	$12,770	$(1,712,674)

Loss for six months - 2009	-	-	-	(325,877)	-	(325,877)

Foreign currency translation adjustment	-	-	-	-	(6,283)	(6,283)	$(332,160)

Shares issued for professional services and accrued salaries	60,000	60	3,540	-	-	3,600

Options vested to employees and directors	-	-	22,926	-	-	22,926

Balance, June 30, 2009	18,705,550	$18,706	$13,138,765	$(15,182,266)	$6,487	$(2,018,308)

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			June 30,
For the six months ended June 30,	2009	2008	2009

Cash flows from operating activities:
Net loss (development stage)	$(325,877)	$(370,263)	$(14,732,481)
Depreciation and amortization	299	461	104,536
Common stock and warrants issued
for professional services and salaries and geological data	26,526	35,616	7,209,007
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	-	-	1,029
Loss on sale of investment, including deconsolidation of subsidiary	-	-	794,192
Loss on deemed disposition of oil and gas properties, unproved	-	-	3,928,000
Impairment charge on investment	-	-	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other assets	(15)	(164)	(263,928)
Accounts payable and accrued expenses	305,406	334,169	3,690,401
Net cash flows from (for) operating activities	6,339	(181)	1,002,224

Cash flows from investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Proceeds of disposition of office furniture	-	-	107
Loan to affiliate	-	-	(29,500)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net cash flows for investing activities	-	-	(1,160,342)

Cash flows from financing activities:
Net proceeds from demand loans	-	-	72,500
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	-	-	152,426

Effect of exchange rates on cash	(6,319)	(525)	6,451

Net increase (decrease) in cash	20	(706)	759

Cash - beginning	739	1,248	-

Cash - ending	$759	$542	$759

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

Zauralneftegaz

Zauralneftegaz Limited (ZNG, Ltd) is the Company’s 50% owned joint venture with Baltic Petroleum Limited, UK created in 2005, which operates through its Russian subsidiary Zaural Neftegaz (ZNG).  ZNG has been involved in oil and gas research activities in the Kurgan region of the Russian Federation. During 2003 through June 30, 2009 it has completed seismic studies and drilling program in the Kurgan region. The Company believes ZNG, Ltd has created value through the geological results of the two exploratory wells and other data gathered in the area and ZNG, Ltd is considering its options with regard to realizing this value by either a farm out or a direct sale of geophysical and seismic data to a third party operating in the area.

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through June 30, 2009.

Both equity investments are recorded at zero on the accompanying balance sheets.  Although management is hopeful, the Company is uncertain when and if any income will be realized from these investments.  On a moving forward basis, the Company anticipates further business expansion.  It is currently evaluating new mineral resource producing assets, particularly in the in Perm and Orenburg regions of the Russian Federation.

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

3.  Income Taxes:

At June 30, 2009, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $13,450,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2029.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $2,690,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through June 30, 2009.

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

For the cumulative period ended June 30, 2009, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ form the going concern basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2009.

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

BUSINESS OPERATIONS:

We are a development stage company which is seeking opportunities for investment in and/or acquisition of small to medium companies in Russia, specifically in the oil and gas industry.

We currently hold investments in ZNG, Ltd. and KNG.  Both companies are operating in the Western Siberia region of Russia and are involved in oil and gas exploration, provided however, as described below, ZNG, Ltd. has recently advised us that it will no longer undertake any further exploration activities in Western Siberia.

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

KNG has prepared and coordinated with the Russian authorities an exploration works program on the Karabashski 61 and Karabashski 67 license areas to stay in compliance with the license agreements’ requirements described below in further detail:

o
to begin 2D seismic works during the 2009-2010 fieldwork season and to perform not less than 176.26 linear kilometers of seismic profiles on Karabashky-61 and 158 linear kilometers on Karabashky-67 (minimal density of the profile not less than 1 linear kilometer per 1 square kilometer of license area), and

o	No later than 2011, to start drilling an exploratory well and to complete not less than 2 exploratory wells by April 1, 2012.

KNG is currently re-interpreting the existing seismic data from prior studies and is evaluating the possibility of using this data in the current program of seismic studies.

On or about September 30, 2008, we entered into an Agreement of Purchase and Sale with Limited Liability Company Neftebitum, a Russian limited liability company (“Neftebitum”), Sergey V. Prokopiev, an individual and Russian citizen, and Oleg G. Shelepov, an individual and Russian citizen (collectively, the “Purchasers” and the “Sale Agreement”).  The Company’s Board of Directors approved and ratified the Company’s entry into the Sale Agreement and the transactions contemplated therein on or about October 30, 2008.  Pursuant to the Sale Agreement, the Company agreed to sell to the Purchasers an aggregate of fifty-six percent (56%) of the registered capital of KNG for aggregate consideration of 5,600 Russian Rubles (approximately $223).  Neftebitum agreed to purchase a 51% interest for total consideration of 5,100 Russian Rubles (approximately $203) and Mr. Prokopiev and Mr. Shelepov agreed to each purchase a 2.5% interest for consideration of 250 Russian Rubles each (approximately $10).

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

Further, as Operator, Neftebitum may enter into and negotiate contracts on behalf of KNG and the Company and represent KNG or the Company in all dealings with governmental and regulatory bodies.  Neftebitum must guarantee any financial obligations entered into on KNG’s behalf.  Neftebitum may be reimbursed for expenses incurred in its role as Operator, and if KNG has inadequate resources to reimburse such expenses, these unreimbursed expenses may be accounted for at the time of the distribution of profits from KNG’s operations, if any.  Neftebitum, however, will not charge Operator’s management fees in connection with its role as Operator.  Additionally, the Company made available to the Operator all of the geological data, to be used in the program of geological studies in the region and will not charge fees for the use of geological data it provides.  Neftebitum must also use its best efforts to maintain insurance for the Company.  Lastly, Neftebitum’s responsibilities as Operator under the Operating Agreement may not be assigned or transferred.

As of the date of this filing, Neftebitum has raised approximately $70,000 through the sale of debt to pay for the first stage of the seismic project and the government fees for the subsoil use.

As of June 30, 2009, the Company owned a 44% interest in KNG. Operating results of KNG were included in the consolidated financial statements contained herein for the three and six month periods ended June 30, 2008. After September 30, 2008, the Company’s investment in KNG is accounted for on the equity method of accounting. Accordingly, the assets, liabilities and equity of KNG are no longer presented on the Company’s balance sheet.

After careful consideration of the current financial position of KNG, the Company has applied an impairment charge to the value of investment in KNG which resulted in carrying it at zero value.

Description of ZNG

ZNG has been involved in the oil and gas research activities in the Kurgan region of the Russian Federation. During 2003-2008 it has completed seismic studies and drilling program in the Kurgan region of Siberia, Russia. The Company believes ZNG, Ltd. has created value through the geological results of the two exploratory wells and other data gathered in the area and ZNG, Ltd. is considering its options with regard to realizing this value in connection with a potential direct sale of geophysical and seismic data to a third party operating in the area.

Between 2003 and 2007, ZNG carried out extensive seismic and gas seismotomographic studies on its 4 licensed blocks acquired in 2003 through a government tender: the Privolny, Mokrousovsky, West-Suersky and Orlovo-Pashkovsky blocks, and drilled 2 exploratory wells on the Privolny and Mokrousovsky blocks. Based on the interpretation of seismic and seismotomographic surveys and analysis of samples from the wells, ZNG prepared a comprehensive analysis of geological resources of the Kurgan region.  Both the Privolny-1 and Mokrousovsky-1 studies confirmed the presence of hydrocarbons and contributed greatly to the understanding of geological resources in the region. However, a substantial amount of further exploration studies and work is required before a conclusion on the future potential of the blocks can be drawn. Upon the expiration of the license terms of these blocks in March 2008, ZNG kept the preferential right to re-apply for the licenses.

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through December 31, 2008 and June 30, 2009.

As of the date of this filing, Baltic has advised us that Baltic and as a result, ZNG, has withdrawn from any further exploration activities in the Kurgan region and that they will not expend any further resources on such activities moving forward.  Baltic has however advised us that they believe they may be able to sell ZNG’s previously prepared seismic and geological studies and data in the future, assuming other exploration companies in the area desire to purchase such information, of which there is no assurance.

Joint Venture

The operations of the Joint Venture are funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly-owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of June 30, 2009, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

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

In connection with that agreement, the following warrants were granted to AEF: warrants to purchase 17,561 shares of our common stock at $0.67 per share, which were granted to Mr. Peara on March 31, 2006, and which expired unexercised on March 31, 2009; warrants to purchase 20,412 shares of our common stock at an exercise price of $2.02 per share, granted effective June 30, 2006, and which expired unexercised on June 30, 2009; warrants to purchase 20,952 shares of our common stock at an exercise price of $1.53 per share effective September 30, 2006; and warrants to purchase 38,648 shares of our common stock at an exercise price of $1.44 per share effective December 31, 2006.  All of the warrants are exercisable for three years from the date of issuance and contain a cashless exercise provision.

From January 1, 2007 to December 31, 2007, we accrued approximately $108,827 in fees payable to AEF in connection with the AEF agreement, which funds have not been paid to date, and we also granted AEF the following securities pursuant to the agreement: warrants to purchase 48,925 shares of our common stock at an exercise price of $1.10 per share effective March 31, 2007; warrants to purchase 55,233 shares of our common stock at an exercise price of $1.14 per share, effective June 30, 2007; warrants to purchase 51,352 shares of our common stock at an exercise price of $0.74 per share, effective September 30, 2007; and warrants to purchase 78,130 shares of our common stock at an exercise price of $0.46 per share, effective December 31, 2007.  All of the warrants are exercisable for three years from the date of issuance and contain a cashless exercise provision.

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

Recent Events:

On or around April 30, 2009, the Company entered into a “One Year Term Extension To The Employment Agreement of August 1, 2004” with David Zaikin, the Company’s Chief Executive Officer and Elena Pochapski, the Company’s Chief Financial Officer (the “Executives” and the “Employment Extension Agreements”).  The Employment Extension Agreements extended the term of the Executives previous employment agreements entered into on August 1, 2004 and September 1, 2003, respectively, for an additional year, such that the employment agreements now expire on December 31, 2009.  The Executives salaries for the year ending December 31, 2009 will be $180,000 and $75,000 for Mr. Zaikin and Ms. Pochapski, respectively.  Additionally, both of the Executives were granted additional stock options in the Company as described below.

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

In connection with the Joint Venture, the Company previously received monthly management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities and subsequent decision of Baltic not to pursue further exploration activities through ZNG, no management fees have been paid since October 2007, and the Joint Venture will not pay any management fees in the future.  As the Company will not receive any management fees moving forward, the Company believes that its organizing stockholders will continue to provide financing for the Company, of which there can be no assurance.

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $483,514 and $447,663 were payable to the stockholders as of June 30, 2009 and December 31, 2008, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

We had no revenues and other income for the three months ended June 30, 2009 or 2008.  Until October 2007, the Company received monthly management fees of between $25,000 and $85,000 pursuant to terms of the Joint Venture.  However, the Company has not received any management fees since October 2007, and does not anticipate receiving any such fees moving forward.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $182,226 for the three months ended June 30, 2009, compared to total expenses for the three months ended June 30, 2008, of $184,108, which represented a decrease in total expenses from the prior period of $1,882 or 1%.

The main reasons for the decrease in total expenses for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, were a $4,424 or 6.8% decrease in professional and consulting fees to $61,009 for the three months ended June 30, 2009, compared to $65,433 for the three months ended June 30, 2008, which decrease is largely attributable to the fact that the Company used less third party consultants and advisors during the three months ended June 30, 2009, compared to the same period of 2008; a $1,633 or 49.0% decrease in finance charges and interest, to $1,701 for the three months ended June 30, 2009, compared to $3,334 for the three months ended June 30, 2008; and a $1,658 decrease in marketing and other to $16,438 for the three months ended June 30, 2009, compared to $18,096 for the three months ended June 30, 2008, which was primarily offset by a $6,660 or 6.9% increase in salaries, to $102,926 for the three months ended June 30, 2009, compared to $96,266 for the three months ended June 30, 2008.  The Company is currently taking steps to move its New York office space, and as such, the Chief Executive Officer has been personally paying the Company’s office space rent and not billing the Company since approximately December 31, 2008, which resulted in the Company having no rent or occupancy expense for the three months ended June 30, 2009.

We had a net loss of $182,226 for the three months ended June 30, 2009, which represented a decrease in net loss of $1,882 or 1% from net loss of $184,108 for the three months ended June 30, 2008, which decrease in net loss was due solely to the decrease in expenses for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

We had no revenues and other income for the six months ended June 30, 2009 or 2008.  Until October 2007, the Company received monthly management fees of between $25,000 and $85,000 pursuant to terms of the Joint Venture.  However, the Company has not received any management fees since October 2007, and does not anticipate receiving any such fees moving forward.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $325,877 for the six months ended June 30, 2009, compared to total expenses for the six months ended June 30, 2008, of $370,263, which represented a decrease in total expenses from the prior period of $44,386 or 12%.

The main reasons for the decrease in total expenses for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, were a $26,498 or 18.8% decrease in professional and consulting fees to $114,360 for the six months ended June 30, 2009, compared to $140,858 for the six months ended June 30, 2008, which decrease is largely attributable to the fact that the Company used less third party consultants and advisors during the six months ended June 30, 2009, compared to the same period of 2008; a $12,438 or 34.1% decrease in marketing and other expenses, to $23,993 for the six months ended June 30, 2009, compared to $36,431 for the six months ended June 30, 2008; and a $10,465 decrease in rent and occupancy expenses to no rent and occupancy expenses for the six months ended June 30, 2009, compared to $10,465 for the six months ended June 30, 2008, partially offset by a $6,850 or 3.9% increase in salaries to $183,526 for the six months ended June 30, 2009, compared to $176,676 for the six months ended June 30, 2008.  The Company is currently taking steps to move its New York office space, and as such, the Chief Executive Officer has been personally paying the Company’s office space rent and not billing the Company since approximately December 31, 2008, which resulted in the Company having no rent or occupancy expense for the six months ended June 30, 2009.

We had a net loss of $325,877 for the six months ended June 30, 2009, which represented a decrease in net loss of $44,386 or 12% from net loss of $370,263 for the six months ended June 30, 2008, which decrease in net loss was solely due to the decrease in expenses for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $1,295 as of June 30, 2009, which included cash of $759; and prepaid expenses and other current assets of $536.

We had total assets of $32,315 as of June 30, 2009, which included current assets of $1,295 and non-current assets of $31,020. Non-current assets included a $29,500 loan receivable from affiliate in connection with amounts previously loaned to KNG, and $1,520 of property and equipment, net.

We had total liabilities of $2,050,623 as of June 30, 2009, which were solely current liabilities and which included $483,514 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to June 30, 2009; $65,784 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic and certain other expenses owed to Baltic; $516,863 of accounts payable to others for advisory and professional services rendered; and $984,462 of accrued payroll, which included $562,500 payable to our Chief Executive Officer, David Zaikin, of which $360,000 was accrued in 2007 and 2008, and $112,500 which was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $196,237 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $2,049,328 and a total pre-development and development stage accumulated deficit of $15,182,266 as of June 30, 2009.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of June 30, 2009. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As of June 30, 2009, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $6,339 of net cash flows from operating activities for the six months ended June 30, 2009, which was attributable to adjustments to reconcile $325,877 of net loss, offset by $305,406 of accounts payable and accrued expenses, $299 of depreciation and amortization, $26,526 of common stock and warrants issued for services and increased by $15 of prepaid expenses and other assets.

In connection with the Joint Venture (described under "Joint Venture," above), the Company historically received management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities, no management fees were paid during the year ended December 31, 2008 or the six months ended June 30, 2009, and the Company does not anticipate receiving any such fees moving forward.  If the Company does not receive any management fees moving forward, the Company anticipates that its stockholders and management will continue to provide financing for the Company, of which there can be no assurance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2009.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting discussed below.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders. As of June 30, 2009, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the licensed area. Our partner in ZNG, Baltic has recently informed us that they do not plan to move forward with any further exploration activities through ZNG. The Company’s partner in KNG, Neftebitum, is responsible for financing the research work of KNG. Neftebitum is currently attempting to raise external funds; however, no significant amounts have been raised to date. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $325,877 for the six months ended June 30, 2009, a net loss of $5,863,560 for the year ended December 31, 2008, and had a total accumulated deficit of $15,182,266 as of June 30, 2009. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of June 30, 2009, was $14,732,481, and our total cumulative deficit was $15,182,266 which included $449,785 of pre-development stage deficit. We had $984,462 in accrued and unpaid salaries and a working capital deficit of $2,049,328 as of June 30, 2009. The Company is currently being funded by existing shareholders, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. If throughout KNG’s oil exploration, if any, no viable wells are found, and consequently, we generate only minimal revenues through KNG, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

LICENSES TO A TOTAL OF FOUR OF ZNG’S LICENSED BLOCKS EXPIRED IN MARCH 2008 AND THREE ADDITIONAL LICENSES HAVE SINCE EXPIRED, AND THERE IS A RISK THAT THE RIGHTS TO SUCH LICENSED BLOCKS MAY NOT BE RENEWED.

In or around March 2008, ZNG’s rights to four licensed blocks acquired in 2003, the Privolny, Mokrousovsky, West-Suersky and Orlovo-Pashkovsky blocks, expired and since that time, additional rights to three license blocks have expired. Between 2003 and 2007, ZNG carried out extensive seismic and gas seismotomographic studies on the four licensed blocks, and drilled 2 exploratory wells on the Privolny and Mokrousovsky blocks. Based on the interpretation of seismic and seismotomographic surveys and analysis of samples from the wells, ZNG prepared a comprehensive analysis of geological resources of the Kurgan region. Both the Privolny and Mokrousovsky studies confirmed the presence of hydrocarbons; however, a substantial amount of further exploration studies and work is required before a conclusion on the future potential of the blocks can be drawn. The licenses to four of the blocks expired in March 2008 and an additional three licenses have expired since then, and although ZNG kept the preferential right to re-apply for the licenses to continue exploration works on these blocks in the event it decides to restart exploration activities, there can be no assurance that such blocks will be able to be re-licensed by ZNG and/or that they will not be re-auctioned and awarded to alternative parties. If ZNG were to decide to re-license the blocks and they had already been auctioned off to other parties and/or were not eligible to be re-licensed, all of ZNG’s exploration work and studies performed on the licensed areas may become worthless and any exploration expenditures made by ZNG for exploration wells and other expenditures will likely not be able to be recouped by ZNG. Additionally, if ZNG were unable to re-license the blocks, the value of the Company’s securities could decline in value and/or become worthless.

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

OUR BUSINESS IS SPECULATIVE AND RISKY AND IF KNG DOES NOT FIND HYDROCARBON RESERVES, WE MAY BE FORCED TO CURTAIL OUR BUSINESS PLAN.

There is a risk that KNG will not find any hydrocarbon reserves and the cost of exploration will become too high for us to continue KNG’s business plan. As our only current operations are through our 44% ownership of KNG, if KNG were to cease operations, your investment in our Company could become devalued or could become worthless.

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

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a we do not apply for registration in, there is not a valid exemption for, and/or a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

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

The Company has also previously agreed to pay its President, Helen Teplitskaia, 10,000 shares of common stock per month for her service to the Company, and as such, in June 2009, the Company issued Ms. Teplitskaia an aggregate of 60,000 shares, 10,000 shares per month from January 2009 to June 2009.  The Company also owes Ms. Teplitskaia an additional 20,000 shares for services rendered during the months of July and August 2009, which shares have not been issued to date and have not been included in the number of issued and outstanding shares disclosed throughout this report.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing grants and issuance did not involve a public offering, the recipients took the securities for investment and not resale and the Company took appropriate measures to restrict transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(15)	Agreement of Purchase and Sale with Limited Liability Company Neftebitum, Sergey V. Prokopiev, and Oleg G. Shelepov

10.37(15)	Operating Agreement with Limited Liability Company Neftebitum

10.38(16)	One Year Extension to the Employment Agreement of August 1, 2004 with David Zaikin

10.39(16)	One Year Extension to the Employment Agreement of August 1, 2004 with Elena Pochapski

10.40(16)	Stock Option Agreement for David Zaikin

10.41(16)	Stock Option Agreement for Elena Pochapski

21.1(14)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

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

(16) Filed as an Exhibit to our Report on Form 10-Q filed with the Commission on May 19, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: August 11, 2009	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer
(Principal Executive Officer)

DATED: August 11, 2009	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)