Form 10-Q
period 2009-09-30
Siberian Energy Group Inc.
filed 2009-11-13
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-53766

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 12, 2009, was 18,705,585 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of September 30, 2009, and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the cumulative period of development stage activity (January 1, 2003 through September 30, 2009), and the condensed consolidated statements of stockholders’ equity and cash flows for the nine months ended September 30, 2009 and 2008, and the cumulative period  of development stage activity (January 1, 2003 through September 30, 2009).   These financial statements are the responsibility of the Company’s management.

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

Lumsden & McCormick, LLP
Buffalo, New York
November 11, 2009

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets	(Unaudited)
	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash	$758	$739
Prepaid expenses and other	556	521
	1,314	1,260

Investment in joint venture, at equity	-	-

Investment in KNG, at equity	-	-

Loan receivable - affiliate	29,500	29,500

Property and equipment, net	1,406	1,783

	$32,220	$32,543

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$505,211	$447,663
Related party - Baltic Petroleum, interest at 14%	67,316	62,771
Others	565,013	410,039
Accrued payroll	1,069,212	824,744
	2,206,752	1,745,217

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
18,705,550 and 18,645,550 issued and outstanding	18,706	18,646
Additional paid-in capital	13,150,228	13,112,299
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(14,891,959)	(14,406,604)
Accumulated other comprehensive income	(1,722)	12,770
	(2,174,532)	(1,712,674)

	$32,220	$32,543

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
					For the
Condensed Consolidated Statements of Operations					cumulative
					period of
					Development
					Stage Activity-
	For the three		For the nine		January 1, 2003
	months ended		months ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenues and other income:
Management fees from joint venture	$-	$-	$-	$-	$1,135,000
Gain from entrance into joint venture	-	-	-	-	364,479
Other	-	-	-	-	6,382
Total revenues and other income	-	-	-	-	1,505,861

Expenses:
Salaries	92,663	88,567	276,189	265,243	3,713,794
Professional and consulting fees	61,814	117,048	176,174	257,906	5,038,983
Rent and occupancy	-	3,636	-	14,101	237,226
Depreciation and amortization	159	224	458	685	104,695
Finance charges and interest	1,752	1,110	5,451	6,482	117,514
Marketing and other	3,090	9,449	27,083	45,880	2,062,091
Total expenses	159,478	220,034	485,355	590,297	11,274,303

Loss from sale of investment	-	669,570	-	669,570	669,570

Loss on deemed disposition of oil and
gas properties, unproved	-	3,928,000	-	3,928,000	3,928,000

Impairment charge on investment	-	525,947	-	525,947	525,947

Loss before income taxes	159,478	5,343,551	485,355	5,713,814	14,891,959

Provision for income taxes (benefit)	-	-	-	-	-

Net loss (development stage)	$159,478	$5,343,551	$485,355	$5,713,814	$14,891,959

Basic and diluted loss per common share	$(0.01)	$(0.29)	$(0.03)	$(0.31)	$(1.21)

Weighted average number of basic and
diluted common shares outstanding	18,705,550	18,478,030	18,668,187	18,423,431	12,315,131

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through September 30, 2009

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

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through September 30, 2009

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, December 31, 2006	14,112,961	$14,113	$8,721,116	$(6,932,342)	$(4,445)	$1,798,442

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)	$(2,070,291)

Shares issued for employee stock option plan and warrants	566,935	567	(567)	-	-	-

Shares issued for geological data	200,000	200	349,800	-	-	350,000

Shares issued for accrued salaries	788,000	788	1,444,618	-	-	1,445,406

Shares issued for licenses	2,000,000	2,000	1,318,000	-	-	1,320,000

Shares issued for professional services	715,134	715	1,070,395	-	-	1,071,110

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	18,383,030	$18,383	$13,053,756	$(8,992,829)	$(14,249)	$4,065,061

Loss for the year - 2008	-	-	-	(5,863,560)	-	(5,863,560)

Foreign currency translation adjustment	-	-	-	-	27,019	27,019	$(5,836,541)

Shares issued for professional services and accrued salaries	155,000	155	41,595	-	-	41,750

Warrants granted for professional services	-	-	6,303	-	-	6,303

Shares issued for loan repayment and related interest	107,520	108	10,645	-	-	10,753

Balance, December 31, 2008	18,645,550	$18,646	$13,112,299	$(14,856,389)	$12,770	$(1,712,674)

Loss for nine months - 2009	-	-	-	(485,355)	-	(485,355)

Foreign currency translation adjustment	-	-	-	-	(14,492)	(14,492)	$(499,847)

Shares issued for professional services and accrued salaries	60,000	60	3,540	-	-	3,600

Options vested to employees and directors	-	-	34,389	-	-	34,389

Balance, September 30, 2009	18,705,550	$18,706	$13,150,228	$(15,341,744)	$(1,722)	$(2,174,532)

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			September 30,
For the nine months ended September 30,	2009	2008	2009

Cash flows from operating activities:
Net loss (development stage)	$(485,355)	$(5,713,814)	$(14,891,959)
Depreciation and amortization	458	685	104,695
Common stock and warrants issued
for professional services, salaries, and geological data	37,989	37,886	7,220,470
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	-	-	1,029
Loss on sale of investment, including deconsolidation of subsidiary	-	794,192	794,192
Loss on deemed disposition of oil and gas properties, unproved	-	3,928,000	3,928,000
Impairment charge on investment	-	525,947	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other assets	(35)	3,713	(263,948)
Accounts payable and accrued expenses	461,535	444,145	3,846,530
Net cash flows from operating activities	14,592	20,754	1,010,477

Cash flows from investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Proceeds of disposition of office furniture	-	-	107
Loan to affiliate	-	(29,500)	(29,500)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net cash flows for investing activities	-	(29,500)	(1,160,342)

Cash flows from financing activities:
Net proceeds from demand loans	-	-	72,500
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	-	-	152,426

Effect of exchange rates on cash	(14,573)	8,187	(1,803)

Net increase (decrease) in cash	19	(559)	758

Cash - beginning	739	1,248	-

Cash - ending	$758	$689	$758

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

Zauralneftegaz

Zauralneftegaz Limited (ZNG, Ltd) is the Company’s 50% owned joint venture with Baltic Petroleum Limited, UK created in 2005, which operates through its Russian subsidiary Zaural Neftegaz (ZNG).  ZNG has been involved in oil and gas research activities in the Kurgan region of the Russian Federation. During 2003 through September 30, 2009 it has completed seismic studies and drilling program in the Kurgan region. The Company believes ZNG, Ltd has created value through the geological results of the two exploratory wells and other data gathered in the area and ZNG, Ltd is considering its options with regard to realizing this value by either a farm out or a direct sale of geophysical and seismic data to a third party operating in the area.

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through September 30, 2009.

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

3.  Income Taxes:

At September 30, 2009, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $13,610,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2029.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $2,720,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through September 30, 2009.

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

For the cumulative period ended September 30, 2009, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ form the going concern basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2009.

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

On May 9, 2003, the Company entered into an Acquisition Agreement (the "Acquisition Agreement") by and among the Company, Zaural Neftegaz, a Russian corporation ("ZNG"), the shareholders of ZNG and Oleg Zhuravlev, President of ZNG. Pursuant to the Acquisition Agreement, the Company acquired a 51% interest in ZNG by issuing to ZNG 2,000,000 shares of the Company's common stock. In June 2004, the Company purchased the remaining 49% of ZNG in exchange for 6,900,000 shares of the Company's common stock, making ZNG a wholly-owned subsidiary of the Company. The Company had no affiliation with ZNG prior to the acquisition in May 2003.

Currently, the operating activities of ZNG are carried out through the Joint Venture Shareholders' Agreement ("Joint Venture") entered into on October 14, 2005 with Baltic Petroleum (E&P) Limited ("BP" or "Baltic") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"). The Company closed the Joint Venture and transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly-owned subsidiary, ZNG.  ZNG, Ltd. operates through ZNG and is engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union.

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

We currently hold investments in ZNG, Ltd. and KNG.  Both companies are operating in the Western Siberia region of Russia and are involved in oil and gas exploration, provided however, as described below, ZNG, Ltd. has advised us that it will no longer undertake any further exploration activities in Western Siberia.

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

As of September 30, 2009, the Company owned a 44% interest in KNG. Operating results of KNG were included in the consolidated financial statements contained herein for the three and nine month periods ended September 30, 2008. After September 30, 2008, the Company’s investment in KNG is accounted for on the equity method of accounting. Accordingly, the assets, liabilities and equity of KNG are no longer presented on the Company’s balance sheet.

After careful consideration of the current financial position of KNG, the Company has applied an impairment charge to the value of investment in KNG which resulted in carrying it at zero value.

Description of ZNG

ZNG has been involved in the oil and gas research activities in the Kurgan region of the Russian Federation. During 2003-2008 it has completed seismic studies and a drilling program in the Kurgan region of Siberia, Russia. The Company believes ZNG, Ltd. has created value through the geological results of the two exploratory wells and other data gathered in the area and ZNG, Ltd. is considering its options with regard to realizing this value in connection with a potential direct sale of geophysical and seismic data to a third party operating in the area.

Between 2003 and 2007, ZNG carried out extensive seismic and gas seismotomographic studies on its 4 licensed blocks acquired in 2003 through a government tender (which have since expired): the Privolny, Mokrousovsky, West-Suersky and Orlovo-Pashkovsky blocks, and drilled 2 exploratory wells on the Privolny and Mokrousovsky blocks. Based on the interpretation of seismic and seismotomographic surveys and analysis of samples from the wells, ZNG prepared a comprehensive analysis of geological resources of the Kurgan region.  Both the Privolny-1 and Mokrousovsky-1 studies confirmed the presence of hydrocarbons and contributed greatly to the understanding of geological resources in the region. However, a substantial amount of further exploration studies and work is required before a conclusion on the future potential of the blocks can be drawn. Upon the expiration of the license terms of these blocks in March 2008, ZNG kept the preferential right to re-apply for the licenses.

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through December 31, 2008 and September 30, 2009.

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

Joint Venture

The operations of the Joint Venture are funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly-owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of September 30, 2009, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

Agreement With Alternative Energy Finance, Ltd.

We previously agreed to issue Alternative Energy Finance, Ltd. ("AEF"), of which Tim Peara is the Managing Director as well as a Director of the Company, certain warrants in connection with Mr. Peara introducing the parties who formed the joint venture. Pursuant to an agreement between AEF and the Company, AEF will receive compensation based on the total investment made by Baltic Petroleum Ltd. in the Joint Venture.

In connection with that agreement, the following warrants were granted to AEF: warrants to purchase 17,561 shares of our common stock at $0.67 per share, which were granted to Mr. Peara on March 31, 2006, and which expired unexercised on March 31, 2009; warrants to purchase 20,412 shares of our common stock at an exercise price of $2.02 per share, granted effective June 30, 2006, and which expired unexercised on June 30, 2009; warrants to purchase 20,952 shares of our common stock at an exercise price of $1.53 per share effective September 30, 2006, and which expired unexercised on September 30, 2009; and warrants to purchase 38,648 shares of our common stock at an exercise price of $1.44 per share effective December 31, 2006.  All of the warrants are exercisable for three years from the date of issuance and contain a cashless exercise provision.

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

Recent Events:

On or around April 30, 2009, the Company entered into a “One Year Term Extension To The Employment Agreement of August 1, 2004” with David Zaikin, the Company’s Chief Executive Officer and Elena Pochapski, the Company’s Chief Financial Officer (the “Executives” and the “Employment Extension Agreements”).  The Employment Extension Agreements extended the term of the Executives previous employment agreements entered into on August 1, 2004 and September 1, 2003, respectively, for an additional year, such that the employment agreements now expire on December 31, 2009.  The Executives’ salaries for the year ending December 31, 2009 will be $180,000 and $75,000 for Mr. Zaikin and Ms. Pochapski, respectively.  Additionally, both of the Executives were granted additional stock options in the Company as described below.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $505,211 and $447,663 were payable to the stockholders as of September 30, 2009 and December 31, 2008, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

We had no revenues and other income for the three months ended September 30, 2009 or 2008.  Until October 2007, the Company received monthly management fees of between $25,000 and $85,000 pursuant to terms of the Joint Venture.  However, the Company has not received any management fees since October 2007, and does not anticipate receiving any such fees moving forward.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $159,478 for the three months ended September 30, 2009, compared to total expenses for the three months ended September 30, 2008, of $220,034, which represented a decrease in total expenses from the prior period of $60,556 or 27.5%.

The main reasons for the decrease in total expenses for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, were a $55,234 or 47.2% decrease in professional and consulting fees to $61,814 for the three months ended September 30, 2009, compared to $117,048 for the three months ended September 30, 2008, which decrease is largely attributable to the fact that the Company used less third party consultants and advisors during the three months ended September 30, 2009, compared to the same period of 2008; a $6,359 or 67.3% decrease in marketing and other to $3,090 for the three months ended September 30, 2009, compared to $9,449 for the three months ended September 30, 2008; and a $3,636 decrease in rent and occupancy, to no rent and occupancy expense for the three months ended September 30, 2009, compared to $3,636 of rent and occupancy for the three months ended September 30, 2008 (as described below); partially offset by a $4,096 or 4.6% increase in salaries, to $92,663 for the three months ended September 30, 2009, compared to $88,567 for the three months ended September 30, 2008.  The Company is currently taking steps to move its New York office space, and as such, the Chief Executive Officer has been personally paying the Company’s office space rent and not billing the Company since approximately December 31, 2008, which resulted in the Company having no rent or occupancy expense for the three months ended September 30, 2009.

We had certain one-time additional expenses during the three months ended September 30, 2008, which were not represented during the three months ended September 30, 2009, including $669,570 of loss from sale of investment (described below),  $3,928,000 of loss on deemed disposition of oil and gas properties, unproved (described below), and $525,947 of impairment charge on investment. Since 56% of KNG was sold for a nominal amount, a non-cash impairment charge of $525,947 was recorded to reduce the carrying value of the 44% investment in KNG to zero.  The $669,570 of loss from sale of investment for the three months ended September 30, 2008 can be attributed to our sale of a controlling interest in KNG as described in greater detail above.  The $3,928,000 loss on deemed disposition of oil and gas properties, unproved, for the three months ended September 30, 2008 can be attributed to the fact that the Company no longer has any plans to utilize the geological data associated with KNG, valued at $3,928,000, other than through KNG’s activities, and no consideration was received for the use of such geological data in connection with the sale of the controlling interest in KNG, although the Company has committed to providing such information to Neftebitum.

We had a net loss of $159,478 for the three months ended September 30, 2009, which represented a decrease in net loss of $5,184,073 or 97% from a net loss of $5,343,551 for the three months ended September 30, 2008, which decrease in net loss was mainly due to the certain one-time expenses associated with the Company’s accounting for the sale of KNG during the three months ended September 30, 2008, as described above, which were not repeated during the three months ended September 30, 2009.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

We had no revenues and other income for the nine months ended September 30, 2009 or 2008.  Until October 2007, the Company received monthly management fees of between $25,000 and $85,000 pursuant to terms of the Joint Venture.  However, the Company has not received any management fees since October 2007, and does not anticipate receiving any such fees moving forward.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $485,355 for the nine months ended September 30, 2009, compared to total expenses for the nine months ended September 30, 2008, of $590,297, which represented a decrease in total expenses from the prior period of $104,942 or 17.8%.

The main reasons for the decrease in total expenses for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, were an $81,732 or 31.7% decrease in professional and consulting fees to $176,174 for the nine months ended September 30, 2009, compared to $257,906 for the nine months ended September 30, 2008, which decrease is largely attributable to the fact that the Company used less third party consultants and advisors during the nine months ended September 30, 2009, compared to the same period of 2008; an $18,797 or 41.0% decrease in marketing and other expenses, to $27,083 for the nine months ended September 30, 2009, compared to $45,880 for the nine months ended September 30, 2008; and a $14,101 decrease in rent and occupancy expenses to no rent and occupancy expenses for the nine months ended September 30, 2009, compared to $14,101 for the nine months ended September 30, 2008, partially offset by a $10,946 or 4.1% increase in salaries to $276,189 for the nine months ended September 30, 2009, compared to $265,243 for the nine months ended September 30, 2008.  The Company is currently taking steps to move its New York office space, and as such, the Chief Executive Officer has been personally paying the Company’s office space rent and not billing the Company since approximately December 31, 2008, which resulted in the Company having no rent or occupancy expense for the nine months ended September 30, 2009.

As described above under the comparison of operating results for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, we had certain one-time additional expenses during the nine months ended September 30, 2008, which were not represented during the nine months ended September 30, 2009, including $669,570 of loss from sale of investment, $3,928,000 of loss on deemed disposition of oil and gas properties, unproved, and $525,947 of impairment charge on investment.

We had a net loss of $485,355 for the nine months ended September 30, 2009, which represented a decrease in net loss of $5,228,459 or 91.5% from net loss of $5,713,814 for the nine months ended September 30, 2008, which decrease in net loss was mainly due to the certain one-time expenses associated with the Company’s accounting for the sale of KNG during the nine months ended September 30, 2008, as described above, which were not repeated during the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $1,314 as of September 30, 2009, which included cash of $758; and prepaid expenses and other current assets of $556.

We had total assets of $32,220 as of September 30, 2009, which included current assets of $1,314 and non-current assets of $30,906. Non-current assets included a $29,500 loan receivable from affiliate in connection with amounts previously loaned to KNG, and $1,406 of property and equipment, net.

We had total liabilities of $2,206,752 as of September 30, 2009, which were solely current liabilities and which included $505,211 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to September 30, 2009; $67,316 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic and certain other expenses owed to Baltic; $565,013 of accounts payable to others for advisory and professional services rendered; and $1,069,212 of accrued payroll, which included $607,500 payable to our Chief Executive Officer, David Zaikin, of which $360,000 was accrued in 2007 and 2008, and $112,500 which was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $218,537 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $2,205,438 and a total pre-development and development stage accumulated deficit of $15,341,744 as of September 30, 2009.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of September 30, 2009. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As of September 30, 2009, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $14,592 of net cash flows from operating activities for the nine months ended September 30, 2009, which was attributable to adjustments to reconcile $485,355 of net loss, offset by $461,535 of accounts payable and accrued expenses, $458 of depreciation and amortization, $37,989 of common stock and warrants issued for services and increased by $35 of prepaid expenses and other assets.

In connection with the Joint Venture (described under "Joint Venture," above), the Company historically received management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities, no management fees were paid during the year ended December 31, 2008 or the nine months ended September 30, 2009, and the Company does not anticipate receiving any such fees moving forward.  If the Company does not receive any management fees moving forward, the Company anticipates that its stockholders and management will continue to provide financing for the Company, of which there can be no assurance.

In connection with the activities of KNG, we are not currently receiving compensation for the use of the Company’s geological data. According to the Operating agreement with Neftebitum, such fees may be paid to us in future years depending on the financial position of KNG, of which there can be no assurance.

We are taking steps to raise equity capital and/or to borrow additional funds. There can be no assurance that any new capital will be available to us or that adequate funds for our operations, whether from our financial markets, or other arrangements will be available when needed or on terms satisfactory to us, if at all. We have no commitments from officers, directors or affiliates to provide funding. Our failure to obtain adequate financing may require us to delay, curtail or scale back some or all of our operations. Additionally, any additional financing may involve dilution to our then-existing shareholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2009.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting discussed below.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders. As of September 30, 2009, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the previously licensed area. Our partner in ZNG, Baltic has informed us that they do not plan to move forward with any further exploration activities through ZNG. The Company’s partner in KNG, Neftebitum, is responsible for financing the research work of KNG. Neftebitum is currently attempting to raise external funds; however, no significant amounts have been raised to date. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

KNG WILL NEED SUBSTANTIAL FINANCING AND SUBSTANTIAL TIME BEFORE WE ANTICIPATE GENERATING REVENUES THROUGH KNG, IF ANY.

The Company anticipates the need for approximately $15,000,000 prior to KNG's expected generation of any revenues. In connection with the Agreement of Purchase and Sale, as described in more detail above, the Company sold a 56% interest in KNG to Neftebitum and various individuals in September 2008.  Pursuant to this agreement and the related Operating Agreement, Neftebitum is responsible for providing financing for the operations of KNG. Currently, the Company is aware of Neftebitum raising only a small part of this financing and the Company can make no assurances that sufficient financing will ever be raised. The Company also does not expect to generate any revenues through the operations of KNG, until such financing can be raised, of which there can be no assurance. Therefore, investors should keep in mind that even if Neftebitum is able to raise the substantial amounts of additional financing that KNG requires for its operations, it could still be years before KNG generates any revenue, if ever. If Neftebitum does not raise the $15,000,000 which the Company anticipates KNG needs to generate revenues, which, even if generated, will likely not be great enough to sustain KNG if no revenues are generated and hydrocarbon reserves are not discovered, KNG may be forced to abandon its business plan, and the Company could be forced to abandon or curtail its business plan as well, which could cause the value of the Company's common stock to substantially decline or become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $485,355 for the nine months ended September 30, 2009, a net loss of $5,863,560 for the year ended December 31, 2008, and had a total accumulated deficit of $15,341,744 as of September 30, 2009. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of September 30, 2009, was $14,891,959, and our total cumulative deficit was $15,341,744 which included $449,785 of pre-development stage deficit. We had $1,069,212 in accrued and unpaid salaries and a working capital deficit of $2,205,438 as of September 30, 2009. The Company is currently being funded by existing shareholders, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. If throughout KNG’s future oil exploration, if any, no viable wells are found, and consequently, we generate only minimal revenues through KNG, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

LICENSES TO A TOTAL OF FOUR OF ZNG’S LICENSED BLOCKS EXPIRED IN MARCH 2008 AND THREE ADDITIONAL LICENSES HAVE SINCE EXPIRED, AND THERE IS A RISK THAT THE RIGHTS TO SUCH LICENSED BLOCKS MAY NOT BE RENEWED.

In or around March 2008, ZNG’s rights to four licensed blocks acquired in 2003, the Privolny, Mokrousovsky, West-Suersky and Orlovo-Pashkovsky blocks, expired and since that time, additional rights to three license blocks have expired. Between 2003 and 2007, ZNG carried out extensive seismic and gas seismotomographic studies on the four licensed blocks, and drilled 2 exploratory wells on the Privolny and Mokrousovsky blocks. Based on the interpretation of seismic and seismotomographic surveys and analysis of samples from the wells, ZNG prepared a comprehensive analysis of geological resources of the Kurgan region. Both the Privolny and Mokrousovsky studies confirmed the presence of hydrocarbons; however, a substantial amount of further exploration studies and work is required before a conclusion on the future potential of the blocks can be drawn. The licenses to four of the blocks expired in March 2008 and an additional three licenses have expired since then, and although ZNG kept the preferential right to re-apply for the licenses to continue exploration works on these blocks in the event it decides to restart exploration activities, there can be no assurance that such blocks will be able to be re-licensed by ZNG and/or that they will not be re-auctioned and awarded to alternative parties. If ZNG were to decide to re-license the blocks and they had already been auctioned off to other parties and/or were not eligible to be re-licensed, all of ZNG’s exploration work and studies performed on the previously licensed areas may become worthless and any exploration expenditures made by ZNG for exploration wells and other expenditures will likely not be able to be recouped by ZNG. Additionally, if ZNG were unable to re-license the blocks, the value of the Company’s securities could decline in value and/or become worthless.

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

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for fiscal year 2010, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has previously agreed to pay its President, Helen Teplitskaia, 10,000 shares of common stock per month for her service to the Company.  As such, in June 2009, the Company issued Ms. Teplitskaia an aggregate of 60,000 shares, 10,000 shares per month from January 2009 to June 2009.  The Company also owes Ms. Teplitskaia an additional 40,000 shares for services rendered during the months of July, August, September, October 2009, which shares have not been issued to date and have not been included in the number of issued and outstanding shares disclosed throughout this report.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer.

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

SIBERIAN ENERGY GROUP INC.

DATED: November 13, 2009	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer
(Principal Executive Officer)

DATED: November 13, 2009	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)