Form 10-K
period 2009-12-31
Siberian Energy Group Inc.
filed 2010-04-15
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-53766

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

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was require to submit and post such files).  Yes [  ]  No [  ]

Indicated by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The issuer's revenues for the most recent fiscal year ended December 31, 2009 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2009, was approximately $657,776.

As of April 13, 2010, the issuer had 18,705,585 shares of common stock, $.001 par value per share outstanding, which number does not include 90,000 shares which the registrant has agreed to issue to its President, Helen Teplitskaia for services rendered during the months of July 2009 through March 2010, which shares have not been issued to date and have not been included in the total number of outstanding shares disclosed throughout this report.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

SIBERIAN ENERGY GROUP INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2009
INDEX

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	42

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), INCLUDING STATEMENTS UNDER "ITEM 1. BUSINESS," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. AND KONDANEFTEGAZ, LLC, A RUSSIAN LIMITED LIABILITY, THE REGISTRANT’S 44% OWNED SUBSIDIARY, AND ZAURALNEFTEGAZ LIMITED, A COMPANY ORGANIZED UNDER THE LAWS OF THE COUNTRY OF ENGLAND, WHICH THE REGISTRANT OWNS 50% OF (COLLECTIVELY "SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2009.

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

On May 9, 2003, the Company entered into an Acquisition Agreement (the "Acquisition Agreement") by and among the Company, Zaural Neftegaz, a Russian corporation ("ZNG"), the shareholders of ZNG and Oleg Zhuravlev, President of ZNG, and a former Director of the Company. Pursuant to the Acquisition Agreement, the Company acquired a 51% interest in ZNG by issuing to ZNG 2,000,000 shares of the Company's common stock. In June 2004, the Company purchased the remaining 49% of ZNG in exchange for 6,900,000 shares of the Company's common stock, making ZNG a wholly-owned subsidiary of the Company. The Company had no affiliation with ZNG prior to the acquisition in May 2003.

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

Description of KNG

KNG was created in 2004 for the purpose of oil and gas exploration in the Khanty-Mansiysk district of Western Siberia, Russia. In October 2007, KNG was awarded two oil and gas exploration licenses in Khanty-Mansiysk region in Western Siberia, Russia for the Karabashsky-61 and Karabashsky-67 blocks located in the Khanty-Mansiysk Autonomous Region, Russian Federation.  The license areas together cover 166,000 acres and are situated in the territory of the Urals oil and gas bearing area.  KNG also has eight more outstanding applications for exploration licenses filed with the Russian authorities, which auctions have not occurred to date.

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

KNG has prepared and coordinated with the Russian authorities an exploration works program on the Karabashski-61 and Karabashski-67 license areas to stay in compliance with the license agreements’ requirements described below in further detail:

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

As of December 31, 2009 KNG has re-interpreted the existing seismic data from prior studies and updated its program of seismic works. 2D seismic studies are currently planned to start in the fourth quarter of 2010.

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

As of the date of this filing, Neftebitum has raised approximately $155,000 through the sale of debt to pay for the first stage of the seismic project and the government fees for the subsoil use.

As of December 31, 2009, the Company owned a 44% interest in KNG. Effective September 30, 2008, the Company's 44% investment in KNG is recorded on the equity method of accounting. The operations of KNG prior to September 30, 2008 are included in the consolidated accounts of the Company in the accompanying financial statements.

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

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through December 31, 2009.

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

Joint Venture

The operations of the Joint Venture were funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly-owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of December 31, 2009, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

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

Funding to ZNG, Ltd. is provided by Caspian on the same terms as to ZNG, through the mechanism of intercompany billing within Baltic and certain companies affiliated with Baltic. As of December 31, 2009, the total loan to ZNG, Ltd. from Caspian totaled $10,235,000, including $9,380,000 of principal and accrued interest of $855,000. In addition, ZNG, Ltd. owes $1,482,000 directly to Baltic for unpaid management fees and accrued interest through December 31, 2009.

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

Estimate of Amount of Time Spent On Research and Development

An initial business plan was developed over the course of three months in 2003. During that time period, market research was conducted. Research and development activities on the licensed blocks in the Kurgan Region were directly borne by the Company up to the time the Joint Venture was closed in October 2005. As a result of the closing of the Joint Venture, these research and development costs are now paid by both ZNG, Ltd. (as described above) and ZNG. Research activities include gravimetric, seismic works and seismotomography studies on the previously licensed areas. Costs incurred by ZNG and ZNG Ltd. in connection with these studies as of December 31, 2009 totaled approximately $18 million.

Moving forward we expect additional research and development costs will be paid by Neftebitum in connection with KNG’s exploration of KNG’s blocks and any of the blocks that KNG may obtain at auction in the future, of which there can be no assurance.

Employees

Siberian Energy Group Inc. currently employs three (3) employees in management. KNG, which we own a 44% interest in, has two (2) part-time employees. Zauralneftegaz ("ZNG"), which is 50% owned by the Company through its joint venture ZNG, Ltd., currently employs two (2) part-time employees.

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

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern

The Company's financial statements have been prepared assuming that the Company will continue as a going concern; however, since inception of its current endeavors in 2003, the Company has not earned any revenues from production of hydrocarbons and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern. The Company is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue the process of development to achieve commercial production and sales of products. Since inception, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries, as well as through financing previously received of $25,000 to $85,000 per month in management fees from its Joint Venture, which management fees the Company has not received since October 2007, and which the Company can provide no assurances will ever resume. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

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

Costs and Effects of Compliance with EnvironmentalLaws

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders. As of December 31, 2009, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the previously licensed area. Our partner in ZNG, Baltic has informed us that they do not plan to move forward with any further exploration activities through ZNG. The Company’s partner in KNG, Neftebitum, is responsible for financing the research work of KNG. Neftebitum is currently attempting to raise external funds; however, no significant amounts have been raised to date. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $666,116 for the year ended December 31, 2009, a net loss of $5,863,560 for the year ended December 31, 2008, and had a total accumulated deficit of $15,522,505 as of December 31, 2009. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of December 31, 2009, was $15,072,720, and our total cumulative deficit was $15,522,505 which included $449,785 of pre-development stage deficit. We had $1,152,054 in accrued and unpaid salaries and a working capital deficit of $2,350,319 as of December 31, 2009. The Company is currently being funded by existing shareholders, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. If throughout KNG’s future oil exploration, if any, no viable wells are found, and consequently, we generate only minimal revenues through KNG, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

OUR INDUSTRY IS COMPETITIVE AND AS SUCH, COMPETITIVE PRESSURES COULD PREVENT US FROM OBTAINING PROFITS.

The main factor determining success in the oil exploration and extraction industry is finding viable wells. If our Company, through ZNG, Ltd., KNG or other joint ventures we may enter into in the future, are unable to find producing wells and our competition is, it is likely that our Company will be driven out of business. Additionally, our industry is subject to significant capital requirements and as such, larger companies may have an advantage should they compete with us for exploration licenses, because they may have resources substantially greater than ours. Investors should take into account the above factors and understand that if we are unable to raise additional capital or generate profits, the Company may be forced to liquidate its assets and an investment in our Company could become worthless.

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

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY AFFECTED.

We rely on the Company's Chief Executive Officer and Chief Financial Officer, David Zaikin and Elena Pochapski, for the success of our Company, who are not currently employed under employment agreements. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on either member of management. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace Mr. Zaikin and/or Ms. Pochapski, or if Mr. Zaikin or Ms. Pochapski are unable to spend a sufficient amount of time on Company matters, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued.

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

Our officers and Directors, our properties and licenses, and the majority of our assets are located in countries other than the United States, including Canada and Russia. As a result, it may be difficult for shareholders to effect service of process within the United States on our officers and Directors. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the United States or any state thereof, both in and outside of the United States.

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

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that we do not apply for registration in, there is not a valid exemption for, and/or a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

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

ITEM 2. PROPERTIES

The Company's United States office is located at 275 Madison Avenue, 6th Floor, New York, New York 10016, USA. The lease is at a monthly rate of $250 and is on a month to month basis. This space is leased from Office Escape, an operator of business centers in New York and other United States cities. The Company is not the sole occupant of the space and consequently the cost of the rental is shared with other occupants. The Company does not use the office for any purposes falling outside of its business needs.  The Company is currently taking steps to move its New York office space, and as such, the Chief Executive Officer has been personally paying the Company’s office space rent and not billing the Company since approximately December 31, 2008, which resulted in the Company having no rent or occupancy expense for the year ended December 31, 2009.

KNG currently rents office space in Khanty-Mansiysk City, Russia, under a one year lease expiring in December 2009, at a monthly rental cost of approximately $650.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 22, 2005, the Company's common stock began trading on the OTC Bulletin Board under the symbol "SIBE." Effective May 2, 2005, in connection with the Company's 1:2 reverse stock split, the Company's common stock began trading under the symbol "SIBN." We had 3,025,640 shares of common stock subject to outstanding options and warrants to purchase, or securities convertible into, the Company's common stock as of December 31, 2009. We have no outstanding shares of preferred stock. As of April 13, 2010, there were 18,705,585 shares of common stock outstanding, held by approximately 125 shareholders of record, which number does not include 90,000 shares which the Company has agreed to issue to its President, Helen Teplitskaia for services rendered during the months of July 2009 through March 2010, which shares have not been issued to date and have not been included in the total number of outstanding shares disclosed throughout this report.

The following table sets forth the high and low closing prices for the Company's common stock, rounded to the nearest one cent, for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Closing Prices Quarter Ended	High	Low

December 31, 2009	$0.12	$0.05
September 30, 2009	$0.25	$0.05
June 30, 2009	$0.13	$0.05
March 31, 2009	$0.07	$0.03

December 31, 2008	$0.19	$0.04
September 30, 2008	$0.39	$0.10
June 30, 2008	$0.50	$0.25
March 31, 2008	$0.61	$0.25

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2009 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	-	-	-
Equity compensation plans not approved by the security holders	2,492,000	$0.44	-
Total

RECENT SALES OF UNREGISTERED SECURITIES

The Company has previously agreed to pay its President, Helen Teplitskaia, 10,000 shares of common stock per month for her service to the Company.  As such, in June 2009, the Company issued Ms. Teplitskaia an aggregate of 60,000 shares, 10,000 shares per month from January 2009 to June 2009.  The Company also owes Ms. Teplitskaia an additional 90,000 shares for services rendered during the months of July, August, September, October, November and December 2009 and the months of January, February and March 2010, which shares the Company has agreed to issue to its President, Helen Teplitskaia for services rendered during the months of July 2009 through March 2010, which shares have not been issued to date and have not been included in the total number of outstanding shares disclosed throughout this report.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $523,906 and $447,663 were payable to the stockholders as of December 31, 2009 and December 31, 2008, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009, COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

We had no revenues and other income for the year ended December 31, 2009 or 2008.  Until October 2007, the Company received monthly management fees of between $25,000 and $85,000 pursuant to terms of the Joint Venture.  However, the Company has not received any management fees since October 2007, and does not anticipate receiving any such fees moving forward.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $636,616 for the year ended December 31, 2009, compared to total expenses for the year ended December 31, 2008, of $740,043, which represented a decrease in total expenses from the prior period of $103,427 or 14.0%.

The main reasons for the decrease in total expenses for the year ended December 31, 2009, compared to the year ended December 31, 2008, were an $84,851 or 26.9% decrease in professional and consulting fees to $231,132 for the year ended December 31, 2009, compared to $315,983 for the year ended December 31, 2008, which decrease is largely attributable to the fact that the Company used less third party consultants and advisors during the year ended December 31, 2009, compared to the same period of 2008; a $24,656 or 45.5% decrease in marketing and other expenses, to $29,569 for the year ended December 31, 2009, compared to $54,225 for the year ended December 31, 2008; and a $14,101 decrease in rent and occupancy expenses to no rent and occupancy expenses for the year ended December 31, 2009, compared to $14,101 for the year ended December 31, 2008, partially offset by a $21,543 or 6.2% increase in salaries to $368,253 for the year ended December 31, 2009, compared to $346,710 for the year ended December 31, 2008.  The Company is currently taking steps to move its New York office space, and as such, the Chief Executive Officer has been personally paying the Company’s office space rent and not billing the Company since approximately December 31, 2008, which resulted in the Company having no rent or occupancy expense for the year ended December 31, 2009.

We had certain one-time additional expenses during the year ended December 31, 2008, which were not represented during the year ended December 31, 2009, including $669,570 of loss from sale of investment (described below),  $3,928,000 of loss on deemed disposition of oil and gas properties, unproved (described below), and $525,947 of impairment charge on investment. Since 56% of KNG was sold for a nominal amount, a non-cash impairment charge of $525,947 was recorded to reduce the carrying value of the 44% investment in KNG to zero.  The $669,570 of loss from sale of investment for the year ended December 31, 2008 can be attributed to our sale of a controlling interest in KNG as described in greater detail above.  The $3,928,000 loss on deemed disposition of oil and gas properties, unproved, for the year ended December 31, 2008 can be attributed to the fact that the Company no longer has any plans to utilize the geological data associated with KNG, valued at $3,928,000, other than through KNG’s activities, and no consideration was received for the use of such geological data in connection with the sale of the controlling interest in KNG, although the Company has committed to providing such information to Neftebitum.

We had a net loss of $666,116 for the year ended December 31, 2009, which included $636,616 of operating expenses discussed above and a $29,500 loss from disposition of a loan to KNG, since the Company is not expecting repayment of this loan. Net loss of $666,116 represented a decrease in net loss of $5,197,444 or 88.6% from net loss of $5,863,560 for the year ended December 31, 2008, which decrease in net loss was mainly due to the certain one-time expenses associated with the Company’s accounting for the sale of KNG during the year ended December 31, 2008, as described above, which were not repeated during the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $1,320 as of December 31, 2009, which included cash of $751; and prepaid expenses and other current assets of $569.

We had total assets of $2,587 as of December 31, 2009, which included current assets of $1,320 and non-current assets of $1,267 representing property and equipment, net.

We had total liabilities of $2,351,639 as of December 31, 2009, which were solely current liabilities and which included $523,906 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to December 31, 2009; $68,848 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic and certain other expenses owed to Baltic; $606,831 of accounts payable to others for advisory and professional services rendered; and $1,152,054 of accrued payroll, which included $652,500 payable to our Chief Executive Officer, David Zaikin, of which $540,000 was accrued in 2007-2009, and $112,500 which was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $239,529 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $2,350,319 and a total pre-development and development stage accumulated deficit of $15,522,505 as of December 31, 2009.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of December 31, 2009. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As of December 31, 2009, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $19,831 of net cash flows from operating activities for the year ended December 31, 2009, which was attributable to adjustments to reconcile $666,116 of net loss, offset by $606,422 of accounts payable and accrued expenses, $621 of depreciation and amortization, $49,452 of common stock and warrants issued for services and increased by $48 of prepaid expenses and other assets.

In connection with the Joint Venture (described under "Joint Venture," above), the Company historically received management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities, no management fees were paid during the years ended December 31, 2008 and 2009, and the Company does not anticipate receiving any such fees moving forward.  If the Company does not receive any management fees moving forward, the Company anticipates that its stockholders and management will continue to provide financing for the Company, of which there can be no assurance.

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

We have audited the accompanying consolidated balance sheets of Siberian Energy Group Inc. (a development stage company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siberian Energy Group Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Lumsden & McCormick, LLP
Buffalo, New York
April 9, 2010

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Balance Sheets
	December 31,	December 31,
	2009	2008

Assets
Current assets:
Cash	$751	$739
Prepaid expenses and other	569	521
	1,320	1,260

Investment in ZNG, at equity	-	-

Investment in KNG, at equity	-	-

Oil and gas properties, unproved	-	-

Loan receivable - affiliate	-	29,500

Property and equipment, net	1,267	1,783

	$2,587	$32,543

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$523,906	$447,663
Related party - Baltic Petroleum, interest at 14%	68,848	62,771
Others	606,831	410,039
Accrued payroll	1,152,054	824,744
	2,351,639	1,745,217

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
18,705,550 and 18,645,550 issued and outstanding	18,706	18,646
Additional paid-in capital	13,161,691	13,112,299
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(15,072,720)	(14,406,604)
Accumulated other comprehensive income (loss)	(6,944)	12,770
	(2,349,052)	(1,712,674)

	$2,587	$32,543

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Consolidated Statements of Operations			cumulative
			period of
			Development
			January 1, 2003
			through
			December 31,
For the years ended December 31,	2009	2008	2009

Revenues and other income:
Management fees from joint venture	$-	$-	$1,135,000
Gain from entrance into joint venture	-	-	364,479
Other	-	-	6,382
Total revenues and other income	-	-	1,505,861

Expenses:
Salaries	368,253	346,710	3,805,858
Professional and consulting fees	231,132	315,983	5,093,941
Rent and occupancy	-	14,101	237,226
Depreciation and amortization	621	885	104,858
Finance charges and interest	7,041	8,139	119,104
Marketing and other	29,569	54,225	2,064,577
Total expenses	636,616	740,043	11,425,564

Loss from disposition of loan receivable - affiliate	29,500	-	29,500

Loss from sale of investment	-	669,570	669,570

Loss on deemed disposition of oil and
gas properties, unproved	-	3,928,000	3,928,000

Impairment charge on investment	-	525,947	525,947

Loss before income taxes	666,116	5,863,560	15,072,720

Provision for income taxes (benefit)	-	-	-

Net loss (development stage)	$666,116	$5,863,560	$15,072,720

Basic and diluted loss per common share	$(0.04)	$(0.32)	$(1.20)

Weighted average number of basic and
diluted common shares outstanding	18,677,605	18,437,156	12,545,146

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2009

	Common Stock
			Additional Paid-In	Accumulated	Accumulated Other Comprehensive		Comprehensive
	Number of Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, January 1, 2003 (pre-development stage)	4,902,886	$4,903	$430,195	$(449,785)	$-	$(14,687)

Loss for the year - 2003	-	-	-	(422,516)	-	(422,516)	$(422,516)

Shares issued in acquisition (ZNG)	1,000,000	1,000	(1,000)	-	-	-

Balance, December 31, 2003	5,902,886	$5,903	$429,195	$(872,301)	-	$(437,203)

Loss for the year - 2004	-	-	-	(833,567)	-	(833,567)

Foreign currency translation adjustment	-	-	-	-	(53,120)	(53,120)	$(886,687)

Shares issued in acquisition (ZNG)	3,450,000	3,450	746,550	-	-	750,000

Shares issued for professional services	50,000	50	9,950	-	-	10,000

Other	-	-	34,426	-	-	34,426

Balance, December 31, 2004	9,402,886	$9,403	$1,220,121	$(1,705,868)	$(53,120)	$(529,464)

Loss for the year - 2005	-	-	-	(1,153,686)	-	(1,153,686)

Foreign currency translation adjustment	-	-	-	-	50,614	50,614	$(1,103,072)

Shares issued for professional services	385,000	385	197,829	-	-	198,214

Shares issued for accrued salaries	1,700,000	1,700	301,871	-	-	303,571

Warrants granted for professional services	-	-	310,000	-	-	310,000

Balance, December 31, 2005	11,487,886	$11,488	$2,029,821	$(2,859,554)	$(2,506)	$(820,751)

Loss for the year - 2006	-	-	-	(4,072,788)	-	(4,072,788)

Foreign currency translation adjustment	-	-	-	-	(1,939)	(1,939)	$(4,074,727)

Shares issued for employee stock option plan and warrants	195,000	195	45,305	-	-	45,500

Shares issued for geological data	1,900,000	1,900	3,323,100	-	-	3,325,000

Shares issued for professional services	1,139,499	1,140	2,120,320	-	-	2,121,460

Warrants granted for professional services	-	-	1,201,960	-	-	1,201,960

Shares cancelled	(609,424)	(610)	610	-	-	-

Balance, December 31, 2006	14,112,961	$14,113	$8,721,116	$(6,932,342)	$(4,445)	$1,798,442

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2009

	Common Stock
			Additional Paid-In	Accumulated	Accumulated Other Comprehensive		Comprehensive
	Number of Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, December 31, 2006	14,112,961	$14,113	$8,721,116	$(6,932,342)	$(4,445)	$1,798,442

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)	$(2,070,291)

Shares issued for employee stock option plan and warrants	566,935	567	(567)	-	-	-

Shares issued for geological data	200,000	200	349,800	-	-	350,000

Shares issued for accrued salaries	788,000	788	1,444,618	-	-	1,445,406

Shares issued for licenses	2,000,000	2,000	1,318,000	-	-	1,320,000

Shares issued for professional services	715,134	715	1,070,395	-	-	1,071,110

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	18,383,030	$18,383	$13,053,756	$(8,992,829)	$(14,249)	$4,065,061

Loss for the year - 2008	-	-	-	(5,863,560)	-	(5,863,560)

Foreign currency translation adjustment	-	-	-	-	27,019	27,019	$(5,836,541)

Shares issued for professional services and accrued salaries	155,000	155	41,595	-	-	41,750

Warrants granted for professional services	-	-	6,303	-	-	6,303

Shares issued for loan repayment and related interest	107,520	108	10,645	-	-	10,753

Balance, December 31, 2008	18,645,550	$18,646	$13,112,299	$(14,856,389)	$12,770	$(1,712,674)

Loss for the year - 2009	-	-	-	(666,116)	-	(666,116)

Foreign currency translation adjustment	-	-	-	-	(19,714)	(19,714)	$(685,830)

Shares issued for accrued salaries	60,000	60	3,540	-	-	3,600

Options vested to employees and directors	-	-	45,852	-	-	45,852

Balance, December 31, 2009	18,705,550	$18,706	$13,161,691	$(15,522,505)	$(6,944)	$(2,349,052)

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			December 31,
For the years ended December 31,	2009	2008	2009

Cash flows from operating activities:
Net loss (development stage)	$(666,116)	$(5,863,560)	$(15,072,720)
Depreciation and amortization	621	885	104,858
Common stock and warrants issued
for professional services and salaries and geological data	49,452	48,053	7,231,933
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	-	1,029	1,029
Loss on sale of investment, including deconsolidation of subsidiary	29,500	794,192	823,692
Loss on deemed disposition of oil and gas properties, unproved	-	3,928,000	3,928,000
Impairment charge on investment	-	525,947	525,947
Changes in other current assets and			-
current liabilities:			-
Management fee receivable	-	-	110,000
Prepaid expenses and other assets	(48)	3,764	(263,961)
Accounts payable and accrued expenses	606,422	563,555	3,991,417
Net cash flows from operating activities	19,831	1,865	1,015,716

Cash flows from investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Proceeds of disposition of office furniture	-	107	107
Loan to affiliate	-	(29,500)	(29,500)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net cash flows for investing activities	-	(29,393)	(1,160,342)

Cash flows from financing activities:
Net proceeds from demand loans	-	-	72,500
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net cash flows from financing activities	-	-	152,426

Effect of exchange rates on cash	(19,819)	27,019	(7,049)

Net increase (decrease) in cash	12	(509)	751

Cash - beginning	739	1,248	-

Cash - ending	$751	$739	$751

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies:

The Company and Description of Business:

Kondaneftegaz

The Company, through its subsidiary Kondaneftegaz, LLC (KNG), has been engaged in the business of exploiting and developing certain oil and gas and other petroleum products licenses issued for a period of five years by Russia’s subsurface management authorities in October 2007. The two licensed areas lie in the Karabashsky zone in the Khanty- Mansiysk Autonomous area of the Russian Federation.  KNG has its principal place of business in the city of Khanty-Mansiysk, Russia.  KNG has prepared and coordinated with Russian authorities the Program of exploration works on the Karabashski 61 and Karabashski 67 license areas.  KNG is evaluating the possibility of using prior seismic data in the current exploration program.

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

Zauralneftegaz

Zauralneftegaz Limited (ZL) is the Company’s 50% owned joint venture with Baltic Petroleum Limited, UK created in 2005, which operates through its Russian subsidiary Zaural Neftegaz (ZNG).  ZNG has been involved in oil and gas research activities in the Kurgan region of the Russian Federation. During 2003 through 2008 it has completed seismic studies and drilling program in the Kurgan region, after which date Kurgan operations were put on hold until further economical advisability is confirmed. The Company believes ZL has created value through the geological results of the two exploratory wells and other data gathered in the area and ZL is considering its options with regard to realizing this value by either a farm out or a direct sale of geophysical and seismic data to a third party operating in the area.

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through December 31, 2009.

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

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.  Abandonment of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Licenses:

Costs incurred during 2003 to register and formalize ZNG’s exploration licenses with the Russian Ministry of Natural Resources were amortized over the terms of the licenses.  Amortization expense for 2005 and 2004 was $27,124 and $36,160.   All licenses became the responsibility of the Joint Venture effective October 14, 2005 and expired in 2008.

Licenses of KNG granted for oil and gas exploration in the Khanty-Mansiysk Autonomous area of the Russian Federation are the responsibility of the new operator of KNG following the sale of a 56% interest as of September 2008.

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

New Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") regarding Generally Accepted Accounting Principles ("GAAP").  The guidance establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants.  All guidance contained in the FASB ASC carries an equal level of authority.  The FASB ASC supersedes all existing non-SEC accounting and reporting standards.  The FASB now issues new standards in the form of Accounting Standards Updates ("ASUs").  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes in the FASB ASC.  References made to FASB guidance have been updated for the FASB ASC throughout this document.

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments.  The new guidance, which is now part of ASC 825, Financial Instruments, requires disclosures about fair value of financial instruments in interim financial statements, as well as in annual financial statements.  The new guidance requires disclosure of fair value information about financial instruments for which it is practical to estimate such fair value and excludes certain insurance related financial assets and liabilities and all non-financial instruments.  The adoption of the new guidance did not have a material effect on the Company's consolidated financial condition and results of operations.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability.  Under the new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value.  The adoption of the new guidance did not have a material effect on the Company's consolidated financial condition and results of operations.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, Subsequent Events,  defines subsequent events as either recognized (events that existed at the balance sheet date and therefore should be reflected in the financial statements) or non-recognized (events that did not exist at the balance sheet date and are not reflected in the financial statements); material non-recognized subsequent events should be disclosed.  The new guidance was effective June 15, 2009.  The adoption of the new guidance did not have a material effect on the Company's consolidated financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective, ASC guidance, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

2.  Investments:

Investment in affiliate:

Following is a summary of KNG’s unaudited financial position at December 31, 2009 and 2008 and results of development stage activity for the years ended December 31, 2009 and 2008:

	2009	2008
Current assets	$17,933	$16,755
Oil and gas property,
unproved	98,742	96,068
Other non-current assets	33,667	-
	$150,342	$112,823

Current liabilities	$96,567	$122,001
Long-term debt and other
noncurrent liabilities	163,200	54,047
	259,767	176,048

Stockholders' equity (deficit)	(109,425)	(63,225)
	$150,342	$112,823

Revenues	$-	$-

Net loss (development stage)	$(46,195)	$(18,805)

Cumulative net loss	$(115,541)	$(69,346)

The Company’s investment asset will begin to exceed zero once KNG starts generating income.

There is no market for the common stock of KNG and accordingly, no quoted market price is available.

Investment in Joint Venture:

As of December 31, 2009, the Joint venture generated an unaudited cumulative loss of over $22 million as a result of exploration activities in the Kurgan region during 2003-2009. Since cumulative losses of Joint Venture exceed the Company’s investment, the investment is carried at zero value.  The Company has no liability to guarantee the debts of the Joint Venture.

3.  Income Taxes:

At December 31, 2009, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $13,790,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2029.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $2,758,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  Leases:

There currently are no long-term lease arrangements that the Company is committed to.

5.  Related Party Transactions:

During the development stage period from January 1, 2003 through December 31, 2009, a variety of expenses were paid for by organizing stockholders.  As a result, amounts totaling $523,906 and $447,663 are payable to stockholders from the Company as of December 31, 2009 and 2008.

6.  Employment Contracts:

The Company had entered into employment contracts with certain senior management employees that provided for minimum annual salary, adjusted for capital levels raised by the Company.  These agreements have expired as of December 31, 2009.

At December 31, 2009, accrued and unpaid salaries for all employees totaled $1,152,054.  These amounts are expected to be paid when sufficient cash flows are generated by the Company or by the issuance of restricted stock of the Company.

7.  Stock Option Plan:

In 2003 and in 2009, the Company granted stock options under a plan for the benefit of employees and directors of the Company. All granted stock options are for acquisition of restricted shares, meaning that there are substantial restrictions on the transferability and sale of such shares.  Pursuant to plan terms and related employment agreements, shares of common stock granted vest as follows:

	Shares Reserved
	December 31,	December 31,	Exercise
Vest Year	2009	2008	Price
2003	200,000	200,000	$0.14
2004	468,000	468,000	$0.20
2004	75,000	75,000	$0.32
2005	468,000	468,000	$0.60
2006	468,000	468,000	$0.60
2007	468,000	468,000	110% of the average
2008	468,000	468,000	closing stock price for
			the three months prior to grant date
2009	1,340,000	1,340,000	$0.055

The options granted in 2003 expire four years from the date of vesting. The options granted in 2009 expire three years from the date of vesting.

The following summarizes stock option activity:

	Number	Exercise
	of Shares	Price
Outstanding and exercisable at
January 1, 2003	-	$-

Vested - 2003	300,000	0.14

Outstanding and exercisable at
December 31, 2003	300,000

Vested - 2004	518,000	0.20
Vested - 2004	75,000	0.32
Expired - 2004	(100,000)	0.14
Expired - 2004	(50,000)	0.20

Outstanding and exercisable at
December 31, 2004	743,000

Vested - 2005	468,000	0.60

Outstanding and exercisable at
December 31, 2005	1,211,000

Vested - 2006	468,000	0.60

Exercised - 2006	(152,500)

Outstanding and exercisable
at December 31, 2006	1,526,500

Cancelled - 2007	(75,000)

Vested - 2007	468,000	various

Outstanding and excercisable at
December 31, 2007	1,919,500

Expired - 2008	(568,000)

Vested - 2008	468,000	various

Outstanding and excercisable at
December 31, 2008	1,819,500

Expired - 2009	(667,500)

Granted - 2009	1,340,000	0.055

Outstanding and excercisable at
December 31, 2009	2,492,000

The following tables summarize information about stock options outstanding and exercisable:

December 31, 2009

Price	Options	Contractual Life
0.60	384,000	1
2.26	59,500	2
2.14	29,500	2
1.94	29,500	2
1.62	29,500	2
1.69	29,500	2
1.82	29,500	2
1.79	29,500	2
1.77	29,500	2
1.46	29,500	2
1.16	29,500	2
0.86	29,500	2
0.76	29,500	2
0.72	59,500	3
0.63	29,500	3
0.49	29,500	3
0.38	29,500	3
0.31	59,000	3
0.34	29,500	3
0.32	29,500	3
0.33	29,500	3
0.26	29,500	3
0.21	29,500	3
0.14	29,500	3
0.055	1,340,000	3
	2,492,000

December 31, 2008
		Weighted Average
Exercise	Number of	Remaining Years of
Price	Options	Contractual Life
$0.60	415,500	1
0.60	468,000	2
2.26	66,500	3
2.14	36,500	3
1.94	36,500	3
1.62	36,500	3
1.69	36,500	3
1.82	36,500	3
1.79	36,500	3
1.77	36,500	3
1.46	36,500	3
1.16	36,500	3
0.86	36,500	3
0.76	36,500	3
0.72	66,500	4
0.63	36,500	4
0.49	36,500	4
0.38	36,500	4
0.31	73,000	4
0.34	36,500	4
0.32	36,500	4
0.33	36,500	4
0.26	36,500	4
0.21	36,500	4
0.14	36,500	4
	1,819,500

The Company recognizes compensation cost based on the fair value method prescribed by ASC 718 Compensation – Stock Compensation.  No compensation expense has been recognized through December 31, 2008 because management had determined the initial fair value of its stock options granted were minimal in light of the startup nature of the organization. The Company recorded compensation expense of $45,852 related to stock options granted in 2009. The following key assumptions were used in determining fair value:

2009
Dividend yield	0%
Risk free interest rate	1.5%
Expected volatility	100%

8.  Stock Warrants:

In 2005, 2006, 2007, and 2008, the Company granted warrants to purchase restricted common shares to certain consultants and non-employees for services rendered to the Company as follows:

2008
			Original
	Number of	Exercise	Exercise
Grant Date	Shares	Price	Term
January 1, 2008	17,500	$0.72	4 years
February 1, 2008	7,500	0.63	4 years
March 1, 2008	7,500	0.49	4 years
April 1, 2008	7,500	0.38	4 years
May 1, 2008	7,500	0.31	4 years
June 1, 2008	7,500	0.31	4 years
July 1, 2008	7,500	0.34	4 years
August 1, 2008	7,500	0.33	4 years
September 1, 2008	7,500	0.32	4 years
October 1, 2008	7,500	0.26	4 years
November 1, 2008	7,500	0.21	4 years
December 1, 2008	7,500	0.14	4 years
	100,000

2007
			Original
	Number of	Exercise	Exercise
Grant Date	Shares	Price	Term
January 1, 2007	17,500	$2.26	4 years
February 1, 2007	7,500	2.14	4 years
March 1, 2007	7,500	1.94	4 years
March 31, 2007	48,925	1.10	3 years
April 1, 2007	7,500	1.72	4 years
May 1, 2007	7,500	1.69	4 years
June 1, 2007	7,500	1.82	4 years
June 30, 2007	55,233	1.14	3 years
July 1, 2007	7,500	1.79	4 years
August 1, 2007	7,500	1.77	4 years
September 1, 2007	7,500	1.46	4 years
September 30, 2007	51,352	0.74	3 years
October 1, 2007	7,500	1.16	4 years
November 1, 2007	7,500	0.87	4 years
December 1, 2007	7,500	0.76	4 years
December 31, 2007	78,130	0.46	3 years
	333,640

2006
			Original
	Number of	Exercise	Exercise
Grant Date	Shares	Price	Term
March 31, 2006 *	800,000	$1.05	4 years
April 1, 2006 *	400,000	1.05	4 years
March 6, 2006 **	50,068	0.63	3 years
March 31, 2006 **	17,561	0.67	3 years
June 30, 2006 **	20,412	2.02	3 years
September 14, 2006 **	250,000	2.20	2 years
September 30, 2006 **	20,952	1.53	3 years
December 31, 2006 **	38,648	1.44	3 years
December 31, 2006	100,000	0.60	4 years
	1,697,641

2005
			Original
	Number of	Exercise	Exercise
Grant Date	Shares	Price	Term
April 1, 2005 *	100,000	$0.30	2 years
September 13, 2005 **	15,000	0.30	3 years
December 22, 2005 **	100,000	1.00	3 years
December 22, 2005 *	300,000	1.00	2 years
December 22, 2005 **	150,000	2.00	3 years
December 22, 2005 **	150,000	2.50	3 years
December 22, 2005 **	100,000	0.60	4 years
	915,000

*  Warrants exercised  through June 2007.
** Warrants expired as of December 31, 2009.

The fair values of each warrant granted is estimated on the grant date using the Black-Scholes option valuation model.  The following general assumptions were made in estimating fair value:

2008
Dividend yield	0%
Risk free interest rate	2.50% - 4.50%
Expected volatility	100%

Amounts charged to expense in 2008 totaled $6,303.

9.  Fair Value of Financial Instruments:

The carrying values of cash, accounts payable, accrued expenses and demand loans approximates fair value due to their short-term maturity.

10.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through December 31, 2009.

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

For the cumulative period ended December 31, 2009, the Company obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ form the going concern basis.

12.  Cash Flows Information:

Net cash flows from operating activities include cash payments for interest and income taxes as follows:

	2009	2008
Interest paid	$-	$-

Income taxes paid	$-	$-

Noncash investing and financing activities excluded from the statements of cash flows includes:

	2009	2008
Demand loan payable and
related accrued interest settled
through the issuance of common
stock	-	$10,753

Salaries and professional services
settled through the issuance of
common stock and warrants	$-	$48,053

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2009.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were not effective as a result of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below, we performed  additional analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.

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

As of December 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2009:

(1)	lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors capable to perform the audit function;

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override; and

(3)	insufficient use of the third party specialists and independent valuators in the areas which involve a significant level of judgment and in complicated areas of accounting.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial reporting in 2009. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as funds are available to the Company (1) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to provide expert advice.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The following table sets forth the name, age and position of each director and executive officer of the Company. There are no other persons who can be classified as a promoter or controlling person of the Company. The officers and directors of the Company are as follows:

Name	Age	Position

David Zaikin	42	Chairman of the Board of Directors and Chief Executive Officer

Helen Teplitskaia	55	President and Director

Elena Pochapski	44	Chief Financial Officer and Director

Sergey Potapov	46	Director

Timothy Peara	49	Director

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

Timothy Peara
Director

Timothy Peara has served as a Director of the Company since April 12, 2005. Since August, 2007 he has been the Chief Operating Officer of Energy Invest Group, London though he remains the Managing Director of Alternative Energy Finance, a firm he founded in October, 2005 as the successor to Emerging Markets Finance International. From December 2001 to April 2003, he served as Finance Director of TNG Energy AG, in Frankfurt, Germany. From August 2000 to October 2001, he served as Vice President of UT Energy Holdings, in London, England and Hartford, Connecticut. From December 1998 to June 2000, he served as Vice President of PSG International, in London, England. From August 1997 to June 1998 he served as a Senior Trader with Koch Supply & Trading, in London, England. From June 1991 to July 1997, he served as a Director with Lehman Brother, in London, England. From January 1989 to May 1991, he served as Vice President of Prudential Securities, Inc. in London, England. Mr. Peara obtained a Bachelors degree from Wesleyan University in Latin American Studies in 1983 and a Masters degree in Business Administration from the University of Chicago in 1988. Mr. Peara holds a Series 3 and Series 7 brokers license.

--------------------------------

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

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Audit Committee and Financial Expert

The Company is not required to have an audit committee and as such, does not have one.

EMPLOYMENT AGREEMENTS

David Zaikin, Chief Executive Officer and Director

David Zaikin, the Company's Chief Executive Officer, signed an employment agreement effective as of August 1, 2004, which expired as of December 31, 2008 (but was extended to December 31, 2009, pursuant to the Zaikin Employment Extension Agreement described below). Under the agreement, Mr. Zaikin was obligated to perform at least 40 hours per week of work on behalf of the Company.

On or around April 30, 2009, the Company entered into a “One Year Term Extension To The Employment Agreement of August 1, 2004” with David Zaikin, the Company’s Chief Executive Officer (the “Zaikin Employment Extension Agreement”).  The Zaikin Employment Extension Agreement extended the term of the previous employment agreement entered into on August 1, 2004, for an additional year, such that the employment agreement expired on December 31, 2009.  The salary for the year ending December 31, 2009 was $180,000.  Additionally, Mr. Zaikin was granted additional stock options in the Company as described below.

Mr. Zaikin was provided eight (8) weeks of vacation leave per year. Additionally, Mr. Zaikin also had the right under his employment agreement to purchase stock options in the Company. Under the 2003 plan, Mr. Zaikin had the right to purchase 100,000 shares of restricted stock, at an exercise price of $0.14 per share, which options expired unexercised on December 31, 2007. Under the 2004 plan, Mr. Zaikin had the right to purchase 100,000 shares of the Company's common stock, at an exercise price of $0.20 per share, which options expired unexercised on December 31, 2008. Under the 2005 plan, Mr. Zaikin has the right to purchase 100,000 shares of the Company's common stock, at an exercise price of $0.60 per share, which expired unexercised on December 31, 2009. Mr. Zaikin's stock option plan continued until December 31, 2008, giving him the right to purchase 10,000 shares of common stock as of January 1, of each year, and 7,500 shares on the first date of each month thereafter, up to a maximum of 100,000 shares per year, with the exercise prices as follows: for the year beginning January 1, 2007 and any subsequent year, the exercise price will be 110% of the average closing prices for the three months prior to each grant date. All stock options received by Mr. Zaikin terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Zaikin are non-transferable, except by will or the laws of decent and distribution, and any attempt to do so shall void the option. In May 2009 (as described below) Mr. Zaikin was granted stock options to purchase 300,000 shares of common stock at an exercise price of $0.055 per share. The options expire on May 4, 2012.

Helen Teplitskaia, President and Director

Helen Teplitskaia is the Company’s President and Director.  She has not signed a formal employment agreement with the Company.  However, through a letter agreement, the Company agreed to provide her compensation by issuing her 10,000 shares of restricted common stock per month, beginning May 2007 and for each month thereafter for the years ended December 31, 2007, 2008 and 2009.  The Company also issued her 50,000 shares of restricted common stock as a signing bonus.  Continuing throughout 2010, the Company plans to issue Ms. Teplitskaia 10,000 shares of common stock per month for her service to the Company, however the Company has not issued any shares since June 2009, and as such, the 90,000 shares of common stock due to Ms. Teplitskaia as of March 31, 2010 (10,000 shares per month from July 2009 to March 2010), are not included in the number of issued and outstanding shares disclosed throughout this report. Additionally in May 2009 Ms. Teplitskaia was granted stock options to purchase 200,000 shares of common stock in the Company (as described below) at an exercise price of $0.055 per share. The options expire on May 4, 2012.

Elena Pochapski, Chief Financial Officer and Director

Elena Pochapski is employed as the Company's Chief Financial Officer. She signed an employment contract with the Company on August 1, 2003, which was effective until December 31, 2008 and was extended for an additional year pursuant to the “One Year Term Extension To The Employment Agreement of August 1, 2004” described below. Ms. Pochapski was entitled to six (6) weeks of vacation time per year.

On or around April 30, 2009, the Company entered into a “One Year Term Extension To The Employment Agreement of August 1, 2004” with Elena Pochapski, the Company’s Chief Financial Officer (the “Pochapski Employment Extension Agreement”).  The Pochapski Employment Extension Agreement extended the term of the previous employment agreement entered into on August 1, 2003, for an additional year, such that the employment agreement expired on December 31, 2009.  The salary for the year ending December 31, 2009 was be $75,000.  Additionally, Mrs. Pochapski was granted additional stock options in the Company as described below.

Ms. Pochapski had the right under her employment agreement to receive stock options in the Company. Under the 2003 plan, Ms. Pochapski had the right to purchase 100,000 shares of restricted stock of the Company for an exercise price of $0.14 per share, which options were exercised by Ms. Pochapski in February 2006. Under the 2004 plan Ms. Pochapski had the right to purchase 100,000 shares at an exercise price of $0.20 per share, which options expired unexercised on December 31, 2008, under the 2005 plan, Ms. Pochapski has the right to purchase 100,000 shares at an exercise price of $0.60 per share, which options expired unexercised on December 31, 2009, and under the 2006 plan, Ms. Pochapski has the right to purchase 100,000 shares at an exercise price of $0.60 per share. Ms. Pochapski's stock option plan continued until December 31, 2008, giving her the right to purchase 10,000 shares of common stock as of January 1, of each year, and 7,500 shares on the first date of each month thereafter, up to a maximum of 100,000 shares per year, with exercise prices as follows: for 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. All stock options received by Ms. Pochapski will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Ms. Pochapski are non-transferable except by will or the laws of decent and distribution and any attempt to do so shall void the option. In May 2009 (as described below), Ms. Pochapski was granted the right to purchase 300,000 shares of common stock at an exercise price of $0.055 per share. The options expire on May 4, 2012.

Previously, on September 1, 2005, the Company entered into an "Amendment to the Employment Agreement Dated August 1, 2003" ("Amended Employment Agreement") with Elena Pochapski. Pursuant to the terms of the Amended Employment Agreement, Ms. Pochapski agreed to forgive $50,000 of salary which she was owed for services rendered under her employment agreement, in return for the Company issuing her 400,000 shares of the Company's restricted common stock. Additionally, Ms. Pochapski agreed to postpone the payment of the remaining $84,707 which she was owed in connection with her employment agreement from the period from August 1, 2003 to August 30, 2005, until such time as the Company has sufficient profits to pay the amount in cash either partially or in full. The Amended Employment Agreement also set Ms. Pochapski's annual salary for the period from September 1, 2005 until August 30, 2006 at CDN $75,000. The Amended Employment Agreement also provided for the Company to pay Ms. Pochapski a monthly allowance of CDN $500 in consideration for her using her personal automobile for Company related services.

May 2009 Stock Option Agreements:

On May 4, 2009, the Company’s Board of Directors approved new Stock Option Agreements and a grant of stock options to purchase an aggregate of 1,340,000 shares of the Company’s common stock to the officers and various Directors of the Company in consideration for their services to the Company for the year ending December 31, 2009.  David Zaikin, the Company’s Chief Executive Officer and Director was granted stock options to purchase 300,000 shares, Elena Pochapski, the Company’s Chief Financial Officer and Director was granted stock options to purchase 300,000 shares, Helen Teplitskaia, the Company’s President and Director was granted  options to purchase 200,000 shares, Timothy Peara, the Company’s Director was granted options to purchase 200,000 shares, Oleg Zhuravlev, the Company’s former Director was granted options to purchase 170,000 shares, and Sergey Potapov, the Company’s Director was granted options to purchase 170,000 shares.  All of the stock options have an exercise price of $0.055 per share, the market price of the Company’s common stock on the grant date. Additionally, all of the stock options have the same vesting terms, including the vesting of 1/4th of the stock options on the grant date, and 1/4th of the stock options vesting at the end of each of the Company’s next three fiscal quarters.  All of the stock options expire three years from the grant date and include a cashless exercise provision.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act of 1934, as amended, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

To our knowledge, based solely on a review of the copies of such reports furnished to us Victor Repin, David Zaikin, Elena Pochapski, Sergey Potapov, Tim Peara, Helen Teplitskaia,  and Svetlana Slepchuk are currently subject to Section 16(a) filing requirements and Svetlana Slepchuk, a greater than 5% shareholder of the Company, has not made her required filing with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Compensation paid (or payable) to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

Name And					All Other			Total
Principal	Fiscal				Compen-	Stock	Option	Compen-
Position (1)	Year	Salary		Bonus ($)	sation	Awards	Awards	sation

David Zaikin	2009	$180,000	*	--	--	--	$10,266 (4)	$190,266
CEO and	2008	$180,000	*	--	--	--	(2)	$180,000
Chairman	2007	$180,000		--	--	$309,700	(2)	$489,700

Helen Teplitskaia	2009	--		--	--	$8,400	$6,844 (4)	$15,244
President and	2008	--		--	--	$27,400	--	$27,400
Director	2007	--		--	--	$110,900	--	$110,900

Elena Pochapski	2009	$75,000	*	--	--	--	$10,266 (4)	$85,266
CFO and	2008	$62,126	*	--	--	--	(3)	$62,126
Director	2007	$86,625		--	--	--	(3)	$86,625

Salaries above do not include perquisites and other personal benefits in amounts less than an aggregate of 10% of the individual’s salaries listed above.

* All salaries listed above for fiscal 2008 and 2009 were accrued and remain unpaid as of the filing of this report.

(1) Other than the individuals listed above, the Company has no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last three (2) fiscal years. No executive employee listed above received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings over the past three (3) years.

(2) Mr. Zaikin was granted options to purchase 100,000  shares of our common during each of the fiscal years ended 2008, 2007, 2006, 2005 and 2004, pursuant to a Stock Option Agreement he entered into with us in 2003. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. For 2007 and 2008, the exercise price is 110% of the average closing prices for the three months prior to the grant date. A further description of the granted options can be found below under “Outstanding Equity Awards At Fiscal Year-End.”  All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Mr. Zaikin, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Mr. Zaikin during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. The value of the options were calculated pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 - Stock Compensation.

(3) Ms. Pochapski was granted options to purchase 100,000 shares of our common during each of the fiscal years ended 2008, 2007, 2006, 2005 and 2004, pursuant to a Stock Option Agreement she entered into with us in 2003. The exercise price of those options for the years ended December 31, 2006, 2005 and 2004, were $0.60, $0.20 and $0.14 per share, respectively. For 2007 and 2008, the exercise price is 110% of the average closing prices for the three months prior to the grant date. A further description of the granted options can be found below under “Outstanding Equity Awards At Fiscal Year-End.” All unexercised options expire on December 31st of the fourth year after they were granted. We previously determined the initial fair value of our stock options was minimal at the time of our entry into the Stock Option Agreement with Ms. Pochapski, as we were only a start-up company, which did not publicly trade its stock, and as such, the options granted to Ms. Pochapski during the periods disclosed above did not represent any expense on the Company’s financial statements and therefore have no value in the table above. The value of the options were calculated pursuant to FASB ASC Topic 718 - Stock Compensation.

(4) On May 4, 2009, the Company’s Board of Directors approved new Stock Option Agreements and a grant of stock options to purchase an aggregate of 1,340,000 shares of the Company’s common stock to the officers and various Directors of the Company in consideration for their services to the Company for the year ending December 31, 2009.  David Zaikin, the Company’s Chief Executive Officer and Director was granted stock options to purchase 300,000 shares, Elena Pochapski, the Company’s Chief Financial Officer and Director was granted stock options to purchase 300,000 shares, Helen Teplitskaia, the Company’s President and Director was granted  options to purchase 200,000 shares, Timothy Peara, the Company’s Director was granted options to purchase 200,000 shares, Oleg Zhuravlev, the Company’s former Director was granted options to purchase 170,000 shares, and Sergey Potapov, the Company’s Director was granted options to purchase 170,000 shares.  All of the stock options have an exercise price of $0.055 per share, the market price of the Company’s common stock on the grant date. Additionally, all of the stock options have the same vesting terms, including the vesting of 1/4th of the stock options on the grant date, and 1/4th of the stock options vesting at the end of each of the Company’s next three fiscal quarters.  All of the stock options expire three years from the grant date and include a cashless exercise provision.

Board of Directors Compensation:

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2009:

NAME (1)	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)	TOTAL ($)

Oleg V. Zhuravlev (2)	--	$5,817(4)	$5,817
Vladimir Eret (3)	--	--	--
Sergei Potapov	--	$5,817(4)	$5,817
Timothy Peara	$35,000*	$6,844(4)	$41,844

*  Fees listed above for fiscal 2009 were accrued and remain unpaid as of the filing of this report.

No Director received any Stock Awards, Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings or other compensation during the fiscal year ended December 31, 2009.

(1) Mr. Zaikin, Ms. Teplitskaia and Ms. Pochapski did not receive any compensation separate from the consideration they received as an officer of the Company for the year ended December 31, 2009 in consideration for services to the Board as a Director of the Company.

(2) Resigned effective January 11, 2010.

(3) Resigned effective November 23, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(#)	(#)	(#)	($)	(f)	(#)	($)	(#)	(#)
	Exercisable	Unexercisable	(d)	(e)		(g)	(h)	(i)	(j)
	(b)	(c)
David Zaikin	75,000	-	-	$0.055	May 4, 2012
	75,000	-	-	$0.055	May 4, 2012
	75,000	-	-	$0.055	May 4, 2012
	75,000	-	-	$0.055	May 4, 2012
	17,500	-	-	$0.72	December 31, 2012
	7,500	-	-	$0.63	December 31, 2012
	7,500	-	-	$0.49	December 31, 2012
	7,500	-	-	$0.38	December 31, 2012
	7,500	-	-	$0.31	December 31, 2012
	7,500	-	-	$0.31	December 31, 2012
	7,500	-	-	$0.34	December 31, 2012
	7,500	-	-	$0.33	December 31, 2012
	7,500	-	-	$0.32	December 31, 2012
	7,500	-	-	$0.26	December 31, 2012
	7,500	-	-	$0.21	December 31, 2012
	7,500	-	-	$0.14	December 31, 2012
	17,500	-	-	$2.26	December 31, 2011
	7,500	-	-	$2.14	December 31, 2011
	7,500	-	-	$1.94	December 31, 2011
	7,500	-	-	$1.62	December 31, 2011
	7,500	-	-	$1.69	December 31, 2011
	7,500	-	-	$1.82	December 31, 2011
	7,500	-	-	$1.79	December 31, 2011
	7,500	-	-	$1.77	December 31, 2011
	7,500	-	-	$1.46	December 31, 2011
	7,500	-	-	$1.16	December 31, 2011
	7,500	-	-	$0.86	December 31, 2011
	7,500	-	-	$0.76	December 31, 2011
	100,000	-	-	$0.60	December 31, 2010

Elena Pochapski	75,000	-	-	$0.055	May 4, 2012
	75,000	-	-	$0.055	May 4, 2012
	75,000	-	-	$0.055	May 4, 2012
	75,000	-	-	$0.055	May 4, 2012
	17,500	-	-	$0.72	December 31, 2012
	7,500	-	-	$0.63	December 31, 2012
	7,500	-	-	$0.49	December 31, 2012
	7,500	-	-	$0.38	December 31, 2012
	7,500	-	-	$0.31	December 31, 2012
	7,500	-	-	$0.31	December 31, 2012
	7,500	-	-	$0.34	December 31, 2012
	7,500	-	-	$0.33	December 31, 2012
	7,500	-	-	$0.32	December 31, 2012
	7,500	-	-	$0.26	December 31, 2012
	7,500	-	-	$0.21	December 31, 2012
	7,500	-	-	$0.14	December 31, 2012
	17,500	-	-	$2.26	December 31, 2011
	7,500	-	-	$2.14	December 31, 2011
	7,500	-	-	$1.94	December 31, 2011
	7,500	-	-	$1.62	December 31, 2011
	7,500	-	-	$1.69	December 31, 2011
	7,500	-	-	$1.82	December 31, 2011
	7,500	-	-	$1.79	December 31, 2011
	7,500	-	-	$1.77	December 31, 2011
	7,500	-	-	$1.46	December 31, 2011
	7,500	-	-	$1.16	December 31, 2011
	7,500	-	-	$0.86	December 31, 2011
	7,500	-	-	$0.76	December 31, 2011
	100,000	-	-	$0.60	December 31, 2010

Helen Teplitskaia	50,000	-	-	$0.055	May 4, 2012
	50,000	-	-	$0.055	May 4, 2012
	50,000	-	-	$0.055	May 4, 2012
	50,000	-	-	$0.055	May 4, 2012

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act), based on 18,705,585 shares of common stock outstanding as of April 13, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name And Address Of Beneficial Owner	Shares Of Common Stock Beneficially Owned (1)	Options to Purchase Shares of Common Stock Exercisable Within The Next 60 Days	Total Shares Of Common Stock Beneficially Owned (2)	Percent (1)
Victor Repin Kurgan City, Klimova St. 41, Russia 640020	1,750,000	-	1,750,000 (5)	9.4%
David Zaikin 275 Madison Ave., 6th Floor, New York, New York 10016 (3)	1,160,000	600,000 (4)	1,707,500	8.9%
Elena Pochapski 275 Madison Ave., 6th Floor, New York, New York 10016	380,000 (5)	600,000 (6)	980,000	5.1%
Sergey Potapov Kurgan City Lenina St. 27/X Russia 640000	10,000	422,000 (7)	432,000	2.3%
Tim Peara 275 Madison Ave., 6th Floor, New York, New York 10016	177,569	684,715 (8)	862,284	4.4%
Helen Teplitskaia 275 Madison Ave. 6th Floor New York, New York 10016	400,000(9)	200,000 (10)	600,000	3.2%
Svetlana Slepchuk Mosfilmovskaya Street 17/25 Apt. 17 Moscow, Russai 119330	3,900,000	-	3,900,000	20.8%
All the Officers and Directors as a group (5 persons)	2,127,569	2,506,715 (4), (6), (7), (8), (9), (10)	4,634,284	21.8%

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

2) Includes both the number of shares of common stock beneficially owned as of April 13, 2010, and any options which will vest and be exercisable within the next sixty days.

3) David Zaikin holds 400,000 of his shares in the name of WCM, Ltd, which is 100% owned by Mr. Zaikin.

4) Includes 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, 100,000 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007, and 100,000 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date as described in greater detail above under “Outstanding Equity Awards At Fiscal Year-End”. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. Also includes Stock Options to purchase 300,000 shares of common stock with an exercise price of $0.055 per share, the market price of the Company’s common stock on the grant date, May 4, 2009. One-fourth of the stock options vest on the grant date, and one-fourth of the stock options vest at the end of each of the Company’s next three fiscal quarters.  The stock options expire three years from the grant date and include a cashless exercise provision.

5) Includes 30,000 shares held in Mrs. Pochapski’s daughter’s name, which Mrs. Pochapski is deemed to beneficially own.

6) Includes 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, 100,000 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007 and 100,000 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date as described in greater detail above under “Outstanding Equity Awards At Fiscal Year-End”. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. Also includes Stock Options to purchase 300,000 shares of common stock with an exercise price of $0.055 per share, the market price of the Company’s common stock on the grant date, May 4, 2009. One-fourth of the stock options vest on the grant date, and one-fourth of the stock options vest at the end of each of the Company’s next three fiscal quarters.  The stock options expire three years from the grant date and include a cashless exercise provision.

7) Includes 84,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, 84,000 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007, and 84,000 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. Also includes Stock Options to purchase 170,000 shares of common stock with an exercise price of $0.055 per share, the market price of the Company’s common stock on the grant date, May 4, 2009. One-fourth of the stock options vest on the grant date, and one-fourth of the stock options vest at the end of each of the Company’s next three fiscal quarters.  The stock options expire three years from the grant date and include a cashless exercise provision.

8) Includes certain options issuable to AEF in connection with amounts loaned to ZNG (as described in greater detail herein), including 55,233 options to purchase shares of our common stock at an exercise price of $1.14 per share, which vested on June 30, 2007, 51,352 options to purchase shares of our common stock at an exercise price of $0.74 per share, which warrants vested on September 30, 2007, 78,130 options to purchase shares of our common stock at an exercise price of $0.46 per share, which vested on December 31, 2007, which options expire if unexercised on the third anniversary of the date they were granted. The amount listed above also includes 100,000 options to purchase shares of our common stock at $0.60 per share, which vested throughout the fiscal year ended 2006, 100,000 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007 and 100,000 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date. All Director options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. Also includes Stock Options to purchase 200,000 shares of common stock with an exercise price of $0.055 per share, the market price of the Company’s common stock on the grant date, May 4, 2009. One-fourth of the stock options vest on the grant date, and one-fourth of the stock options vest at the end of each of the Company’s next three fiscal quarters.  The stock options expire three years from the grant date and include a cashless exercise provision.

9) Includes 90,000 shares, 10,000 each for the months ended July 2009 through March 2010, which the Company has agreed to issue to Ms. Teplitskaia in consideration for services rendered, which shares have not been issued to date and have not been included in the number of issued and outstanding shares disclosed throughout this report, except in connection with Ms. Teplitskaia’s ownership and all of the Directors’ and officers’ ownership as disclosed above.

10) Includes Stock Options to purchase 200,000 shares of common stock with an exercise price of $0.055 per share, the market price of the Company’s common stock on the grant date, May 4, 2009. One-fourth of the stock options vest on the grant date, and one-fourth of the stock options vest at the end of each of the Company’s next three fiscal quarters.  The stock options expire three years from the grant date and include a cashless exercise provision.

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

In connection with that agreement, the following warrants were granted to AEF: 17,561 warrants to purchase shares of our common stock at $0.67 per share, which were granted to Mr. Peara on March 31, 2006; 20,412 warrants to purchase shares of our common stock at an exercise price of $2.02 per share, granted effective June 30, 2006; 20,952 warrants to purchase shares of our common stock at an exercise price of $1.53 per share effective September 30, 2006; and 38,648 warrants to purchase shares of our common stock at an exercise price of $1.44 per share effective December 31, 2006.  All of the warrants are exercisable for three years from the date of issuance and have expired as unexercised to date.

From January 1, 2007 to December 31, 2007, we accrued approximately $108,827 in fees payable to AEF in connection with the AEF agreement, which funds have not been paid to date, and we also issued AEF the following securities pursuant to the agreement: 48,925 warrants to purchase shares of our common stock at an exercise price of $1.10 per share effective March 31, 2007, which have since expired as unexercised; 55,233 warrants to purchase shares of our common stock at an exercise price of $1.14 per share, effective June 30, 2007; 51,352 warrants to purchase shares of our common stock at an exercise price of $0.74 per share, effective September 30, 2007; and 78,130 warrants to purchase shares of our common stock at an exercise price of $0.46 per share, effective December 31, 2007.  All of the warrants are exercisable for three years from the date of issuance and contain a cashless exercise provision.

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

o	50,000 shares of our restricted common stock to Elena Pochapski, our Chief Financial Officer and Director;

o	20,000 shares of our restricted common stock to Timothy Peara, our Director;

o	25,000 shares of our restricted common stock to Oleg Zhuravlev, our then Director;

o	10,000 shares of our restricted common stock to Vladimir Eret, our then Director; and

o	10,000 shares of our restricted common stock to Sergei Potapov, our Director.

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

The Company has previously agreed to pay its President, Helen Teplitskaia, 10,000 shares of common stock per month for her service to the Company.  As such, in June 2009, the Company issued Ms. Teplitskaia an aggregate of 60,000 shares, 10,000 shares per month from January 2009 to June 2009.  The Company also owes Ms. Teplitskaia an additional 90,000 shares for services rendered during the months of July, August, September, October, November and December 2009 and the months of January, February and March 2010, which shares have not been issued to date and have not been included in the number of issued and outstanding shares disclosed throughout this report.

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

On May 4, 2009, the Company’s Board of Directors approved new Stock Option Agreements and a grant of stock options to purchase an aggregate of 1,340,000 shares of the Company’s common stock to the officers and various Directors of the Company in consideration for their services to the Company for the year ending December 31, 2009.  David Zaikin, the Company’s Chief Executive Officer and Director was granted stock options to purchase 300,000 shares, Elena Pochapski, the Company’s Chief Financial Officer and Director was granted stock options to purchase 300,000 shares, Helen Teplitskaia, the Company’s President and Director was granted  options to purchase 200,000 shares, Timothy Peara, the Company’s Director was granted options to purchase 200,000 shares, Oleg Zhuravlev, the Company’s former Director was granted options to purchase 170,000 shares, and Sergey Potapov, the Company’s Director was granted options to purchase 170,000 shares.  All of the stock options have an exercise price of $0.055 per share, the market price of the Company’s common stock on the grant date. Additionally, all of the stock options have the same vesting terms, including the vesting of 1/4th of the stock options on the grant date, and 1/4th of the stock options vesting at the end of each of the Company’s next three fiscal quarters.  All of the stock options expire three years from the grant date and include a cashless exercise provision.

Vladimir Eret resigned as a Director of the Company effective November 23, 2009.

Oleg Zhuravlev resigned as a Director of the Company effective January 11, 2010.

The Company has historically been funded by certain related party shareholders of the Company, and as of December 31, 2009 and 2008, $523,906 and $447,663 was payable to such related party shareholders, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $22,500 and $36,000, respectively.

Audit Related Fees

None.

Tax Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $1,750 and $1,750, respectively.

All Other Fees

The total amount of other fees billed in 2009 and 2008 was $0 and $8,000, respectively.

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

SIBERIAN ENERGY GROUP INC.

DATED: April 15, 2010	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer
(Principal Executive Officer)

DATED: April 15, 2010	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ David Zaikin	Chief Executive Officer	April 15, 2010
David Zaikin	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Elena Pochapski	Chief Financial Officer (Principal Accounting Officer)	April 15, 2010
Elena Pochapski (Principal Financial Officer)	and Director

/s/ Helen Teplitskaia	President and Director	April 15, 2010
Helen Teplitskaia

/s/ Sergey Potapov	Director	April 15, 2010
Sergey Potapov