Form 10-Q
period 2010-06-30
Siberian Energy Group Inc.
filed 2010-08-16
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010, the issuer had 18,705,585 shares of common stock, $0.001 par value per share outstanding, which number does not include 140,000 shares which the registrant has agreed to issue to its President, Helen Teplitskaia for services rendered during the months of July 2009 through August 2010, which shares have not been issued to date and have not been included in the total number of outstanding shares disclosed throughout this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of June 30, 2010, and the related condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the cumulative period of development stage activity (January 1, 2003 through June 30, 2010), and the condensed consolidated statements of stockholders’ equity and cash flows for the six months ended June 30, 2010 and 2009, and the cumulative period  of development stage activity (January 1, 2003 through June 30, 2010).   These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 9, 2010, we included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
August 9, 2010

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2010	2009

Assets
Current assets:
Cash	$505	$751
Prepaid expenses and other	586	569
	1,091	1,320

Investment in ZNG, Ltd., at equity	-	-

Investment in KNG, at equity	-	-

Oil and gas properties, unproved	-	-

Property and equipment, net	959	1,267

	$2,050	$2,587

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$539,931	$523,906
Related party - Baltic Petroleum, interest at 14%	72,148	68,848
Others	719,661	606,831
Accrued payroll	1,319,607	1,152,054
	2,651,347	2,351,639

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
18,705,550 issued and outstanding	18,706	18,706
Additional paid-in capital	13,161,691	13,161,691
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(15,365,819)	(15,072,720)
Accumulated other comprehensive income (loss)	(14,090)	(6,944)
	(2,649,297)	(2,349,052)

	$2,050	$2,587

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
					For the
Condensed Consolidated Statements of Operations					cumulative
					period of
					Development
	For the three		For the six		Stage Activity-
	months ended		months ended		January 1, 2003
	June 30,	June 30,	June 30,	June 30,	through
	2010	2009	2010	2009	June 30, 2010

Revenues and other income:
Management fees from joint venture	$-	$-	$-	$-	$1,135,000
Gain from entrance into joint venture	-	-	-	-	364,479
Other	-	-	-	-	6,382
Total revenues and other income	-	-	-	-	1,505,861

Expenses:
Salaries	82,700	102,926	164,500	183,526	3,970,358
Professional and consulting fees	58,393	61,009	118,544	114,360	5,212,485
Rent and occupancy	-	-	-	-	237,226
Depreciation and amortization	167	152	335	299	105,193
Finance charges and interest	1,661	1,701	3,420	3,699	122,524
Marketing and other	3,284	16,438	6,300	23,993	2,070,877
Total expenses	146,205	182,226	293,099	325,877	11,718,663

Loss from disposition of loan receivable - affliate	-	-	-	-	29,500

Loss from sale of investment	-	-	-	-	669,570

Loss on deemed disposition of oil and
gas properties, unproved	-	-	-	-	3,928,000

Impairment charge on investment	-	-	-	-	525,947

Loss before income taxes	146,205	182,226	293,099	325,877	15,395,819

Provision for income taxes (benefit)	-	-	-	-	-

Net loss (development stage)	$146,205	$182,226	$293,099	$325,877	$15,395,819

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(1.19)

Weighted average number of basic and
diluted common shares outstanding	18,705,550	18,652,803	18,705,550	18,649,176	12,952,538

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through June 30, 2010

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
See accompanying notes

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through June 30, 2010

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

	14,112,961	$14,113	$8,721,116	$(6,932,342)	$(4,445)	$1,798,442

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)	$(2,070,291)

Shares issued for employee stock option plan and warrants	566,935	567	(567)	-	-	-

Shares issued for geological data	200,000	200	349,800	-	-	350,000

Shares issued for accrued salaries	788,000	788	1,444,618	-	-	1,445,406

Shares issued for licenses	2,000,000	2,000	1,318,000	-	-	1,320,000

Shares issued for professional services	715,134	715	1,070,395	-	-	1,071,110

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	18,383,030	$18,383	$13,053,756	$(8,992,829)	$(14,249)	$4,065,061

Loss for the year - 2008	-	-	-	(5,863,560)	-	(5,863,560)

Foreign currency translation adjustment	-	-	-	-	27,019	27,019	$(5,836,541)

Shares issued for professional services and accrued salaries	155,000	155	41,595	-	-	41,750

Warrants granted for professional services	-	-	6,303	-	-	6,303

Shares issued for loan repayment and related interest	107,520	108	10,645	-	-	10,753

Balance, December 31, 2008	18,645,550	$18,646	$13,112,299	$(14,856,389)	$12,770	$(1,712,674)

Loss for the year - 2009	-	-	-	(666,116)	-	(666,116)

Foreign currency translation adjustment	-	-	-	-	(19,714)	(19,714)	$(685,830)

Shares issued for accrued salaries	60,000	60	3,540	-	-	3,600

Options vested to employees and directors	-	-	45,852	-	-	45,852

Balance, December 31, 2009	18,705,550	$18,706	$13,161,691	$(15,522,505)	$(6,944)	$(2,349,052)

Loss for six months - 2010	-	-	-	(293,099)	-	(293,099)

Foreign currency translation adjustment	-	-	-	-	(7,146)	(7,146)	$(300,245)

Balance, June 30, 2010	18,705,550	$18,706	$13,161,691	$(15,815,604)	$(14,090)	$(2,649,297)

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			June 30,
For the six months ended June 30,	2010	2009	2010

Operating activities:
Net loss (development stage)	$(293,099)	$(325,877)	$(15,365,819)
Depreciation and amortization	335	299	105,193
Common stock and warrants issued
for professional services and salaries and geological data	-	26,526	7,231,933
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	-	-	1,029
Loss on sale of investment, including deconsolidation of subsidiary	-	-	823,692
Loss on deemed disposition of oil and gas properties, unproved	-	-	3,928,000
Impairment charge on investment	-	-	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other assets	(17)	(15)	(263,978)
Accounts payable and accrued expenses	299,708	305,406	4,291,125
Net operating activities	6,927	6,339	1,022,643

Investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Proceeds of disposition of office furniture	-	-	107
Loan to affiliate	-	-	(29,500)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net investing activities	-	-	(1,160,342)

Financing activities:
Net proceeds from demand loans	-	-	72,500
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net financing activities	-	-	152,426

Effect of exchange rates on cash	(7,173)	(6,319)	(14,222)

Net change in cash	(246)	20	505

Cash - beginning	751	739	-

Cash - ending	$505	$759	$505

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

Zauralneftegaz

Zauralneftegaz Ltd. (ZNG, Ltd.) is the Company’s 50% owned joint venture with Baltic Petroleum Limited, UK created in 2005, which operates through its Russian subsidiary Zaural Neftegaz (ZNG).  ZNG has been involved in oil and gas research activities in the Kurgan region of the Russian Federation. During 2003 through 2008 it has completed seismic studies and drilling program in the Kurgan region, after which date Kurgan operations were put on hold until further economical advisability is confirmed. The Company believes ZNG, Ltd. has created value through the geological results of the two exploratory wells and other data gathered in the area and ZNG, Ltd. is considering its options with regard to realizing this value by either a farm out or a direct sale of geophysical and seismic data to a third party operating in the area.

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through June 30, 2010.

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

3.  Income Taxes:

At June 30, 2010, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $14,084,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2030.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $2,817,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through June 30, 2010.

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

For the cumulative period ended June 30, 2010, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ form the going concern basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2010.

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

The right to use the subsurface resources of the Karabashski-61 and Karabashki-67 Fields is granted for the term of validity of the license (five (5) years), from the date of its state registration (October 22, 2007), subject to the completion of certain exploration activities on the license blocks. The term of use of the subsurface resources can be extended to finish exploration and estimation of deposit or for liquidation work, if the terms of usage of the subsurface resources are not breached.

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

As of June 30, 2010 KNG has re-interpreted the existing seismic data from prior studies and updated its program of seismic works. 2D seismic studies are currently planned to start in the fourth quarter of 2010.

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

As of June 30, 2010, the Company owned a 44% interest in KNG. Effective September 30, 2008, the Company's 44% investment in KNG is recorded on the equity method of accounting. The operations of KNG prior to September 30, 2008 are included in the consolidated accounts of the Company in the accompanying financial statements.

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

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through June 30, 2010.

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

Joint Venture

The operations of the Joint Venture were funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly-owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of June 30, 2010, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

Recent Events:

In April 2010, and effective as of January 1, 2010, the Company entered into extensions to the Employment Agreements of David Zaikin, its Chairman and Chief Executive Officer and Elena Pochapski, its Director and Chief Financial Officer, which Employment Agreements as extended expired on June 30, 2010.  Mr. Zaikin’s Employment Agreement extension set his annual compensation at $180,000 and Ms. Pochapski’s Employment Agreement extension set her annual compensation at $75,000. The Company anticipates entering into agreements further extending the Employment Agreements of Mr. Zaikin and Ms. Pochapski subsequent to the date of this filing, which agreements and the terms and conditions thereof have not been finalized to date.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $539,931 and $523,906 were payable to the stockholders as of June 30, 2010 and December 31, 2009, respectively. However, there can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

We had no revenues and other income for the three months ended June 30, 2010 or 2009.  Until October 2007, the Company received monthly management fees of between $25,000 and $85,000 pursuant to terms of the Joint Venture.  However, the Company has not received any management fees since October 2007, and does not anticipate receiving any such fees moving forward.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $146,205 for the three months ended June 30, 2010, compared to total expenses for the three months ended June 30, 2009, of $182,226, which represented a decrease in total expenses from the prior period of $36,021 or 19.8%.

The main reasons for the decrease in total expenses for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, were a $20,226 or 19.7% decrease in salaries, to $82,700 for the three months ended June 30, 2010, compared to $102,926 for the three months ended June 30, 2009, in connection with no options being granted to employees in 2010, compared with options granted to employees in 2009, which increased total salaries over that period, and a $13,154 or 80% decrease in marketing and other expenses to $3,284 for the three months ended June 30, 2010, compared to $16,438 for the three months ended June 30, 2009 in connection with a decrease in travel expenses in 2010.

The Company is currently taking steps to move its New York office space, and as such, the Chief Executive Officer has been personally paying the Company’s office space rent and not billing the Company since approximately December 31, 2008, which resulted in the Company having no rent or occupancy expense for the three months ended June 30, 2010 and 2009.

We had a net loss of $146,205 for the three months ended June 30, 2010, compared to a net loss of $182,226 for the three months ended June 30, 2009, a decrease in net loss of $36,021 or 19.8% from the prior period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

We had no revenues and other income for the six months ended June 30, 2010 or 2009.  Until October 2007, the Company received monthly management fees of between $25,000 and $85,000 pursuant to terms of the Joint Venture.  However, the Company has not received any management fees since October 2007, and does not anticipate receiving any such fees moving forward.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $293,099 for the six months ended June 30, 2010, compared to total expenses for the six months ended June 30, 2009, of $325,877, which represented a decrease in total expenses from the prior period of $32,778 or 10.1%.

The main reasons for the decrease in total expenses for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, were a $19,026 or 10.4% decrease in salaries, to $164,500 for the six months ended June 30, 2010, compared to $183,526 for the six months ended June 30, 2009, in connection with no options being granted to employees in 2010, compared with options granted to employees in 2009, which increased total salaries over that period, and a $17,693 or 73.7% decrease in marketing and other expenses, to $6,300 for the six months ended June 30, 2010, compared to $23,993 for the six months ended June 30, 2009, in connection with a decrease in travel expenses in 2010.

The Company is currently taking steps to move its New York office space, and as such, the Chief Executive Officer has been personally paying the Company’s office space rent and not billing the Company since approximately December 31, 2008, which resulted in the Company having no rent or occupancy expense for the six months ended June 30, 2010 and 2009.

We had a net loss of $293,099 for the six months ended June 30, 2010, compared to a net loss of $325,877 for the six months ended June 30, 2009, a decrease in net loss of $32,778 or 10.1% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $1,091 as of June 30, 2010, which included cash of $505; and prepaid expenses and other current assets of $586.

We had total assets of $2,050 as of June 30, 2010, which included current assets of $1,091 and non-current assets of $959 representing property and equipment, net.

We had total liabilities of $2,651,347 as of June 30, 2010, which were solely current liabilities and which included $539,931 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to June 30, 2010; $72,148 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic, interest on such loan, and certain other expenses owed to Baltic; $719,661 of accounts payable to others for advisory and professional services rendered; and $1,319,607 of accrued payroll, which included $742,500 payable to our Chief Executive Officer, David Zaikin, of which $630,000 was accrued in 2007-2010, and $112,500 which was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary, $277,029 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $2,650,256 and a total pre-development and development stage accumulated deficit of $15,815,604 as of June 30, 2010.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of June 30, 2010. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As of June 30, 2010, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $6,927 of net cash flows from operating activities for the six months ended June 30, 2010, which was mainly attributable to adjustments to reconcile $293,099 of net loss, offset by $299,708 of accounts payable and accrued expenses.

In connection with the Joint Venture (described under "Joint Venture," above), the Company historically received management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities, no management fees were paid during the year ended December 31, 2009, or the six months ended June 30, 2010, and the Company does not anticipate receiving any such fees moving forward.  If the Company does not receive any management fees moving forward, the Company anticipates that its stockholders and management will continue to provide financing for the Company, of which there can be no assurance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2010.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting discussed below.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders. As of June 30, 2010, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the previously licensed area. Our partner in ZNG, Baltic has informed us that they do not plan to move forward with any further exploration activities through ZNG. The Company’s partner in KNG, Neftebitum, is responsible for financing the research work of KNG. Neftebitum is currently attempting to raise external funds; however, no significant amounts have been raised to date. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $666,116 for the year ended December 31, 2009, a net loss of $146,205 and $293,099 for the three and six months ended June 30, 2010, respectively, and had total cash on hand of $505 and a total accumulated deficit of $15,815,604 as of June 30, 2010. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of June 30, 2010, was $15,365,819, and our total cumulative deficit was $15,815,604 which included $449,785 of pre-development stage deficit. We had $1,319,607 in accrued and unpaid salaries and a working capital deficit of $2,650,256 as of June 30, 2010. The Company is currently being funded by existing shareholders, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. If throughout KNG’s future oil exploration, if any, no viable wells are found, and consequently, we generate only minimal revenues through KNG, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY AFFECTED.

We rely on the Company's Chief Executive Officer and Chief Financial Officer, David Zaikin and Elena Pochapski, for the success of our Company, who are not currently employed under employment agreements; provided that the Company anticipates entering into Employment Agreement extensions with such individuals subsequent to the date of this filing. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on either member of management. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace Mr. Zaikin and/or Ms. Pochapski, or if Mr. Zaikin or Ms. Pochapski are unable to spend a sufficient amount of time on Company matters, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued.

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

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has previously agreed to pay its President, Helen Teplitskaia, 10,000 shares of common stock per month for her service to the Company.  As such, in June 2009, the Company issued Ms. Teplitskaia an aggregate of 60,000 shares, 10,000 shares per month from January 2009 to June 2009.  The Company also owes Ms. Teplitskaia an additional 140,000 shares for services rendered during the months of July, August, September, October, November and December 2009 and the months of January, February, March, April, May, June, July and August 2010, which shares the Company has agreed to issue to Ms.  Teplitskaia for services rendered during the months of July 2009 through August 2010, which shares have not been issued to date and have not been included in the total number of outstanding shares disclosed throughout this report.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(15)	Agreement of Purchase and Sale with Limited Liability Company Neftebitum, Sergey V. Prokopiev, and Oleg G. Shelepov

10.37(15)	Operating Agreement with Limited Liability Company Neftebitum

10.38(16)	One Year Extension to the Employment Agreement of August 1, 2004 with David Zaikin

10.39(16)	One Year Extension to the Employment Agreement of August 1, 2004 with Elena Pochapski

10.40(16)	Stock Option Agreement for David Zaikin

10.41(16)	Stock Option Agreement for Elena Pochapski

10.42(17)	Extension of Employment Agreement of David Zaikin

10.43(17)	Extension of Employment Agreement of Elena Pochapski

21.1(14)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

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

(17) Filed as an Exhibit to our Report on Form 10-Q filed with the Commission on May 21, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: August 16, 2010	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer
(Principal Executive Officer)

DATED: August 16, 2010	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)