Form 10-Q
period 2010-09-30
Siberian Energy Group Inc.
filed 2010-11-19
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 19, 2010, the issuer had 18,705,585 shares of common stock, $0.001 par value per share outstanding, which number does not include (a) 180,000 shares which the registrant has agreed to issue to its President, Helen Teplitskaia for services rendered during the months of July 2009 through December 2010, (b) an aggregate of 23,222,359 shares of common stock issuable in connection with and pursuant to the issuer’s entry into Debt Conversion Agreements with certain creditors of the Company in October 2010; and (c) 25,000 shares which the registrant has agreed to issue to The Investor Relations Group, Inc. in connection with its compliance with the stock transfer terms of a Leakout Agreement entered into in 2007, which shares have not been issued to date and have not been included in the total number of outstanding shares disclosed throughout this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of September 30, 2010, and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the cumulative period of development stage activity (January 1, 2003 through September 30, 2010), and the condensed consolidated statements of stockholders’ equity and cash flows for the nine months ended September 30, 2010 and 2009, and the cumulative period of development stage activity (January 1, 2003 through September 30, 2010).  These financial statements are the responsibility of the Company’s management.

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

Lumsden & McCormick, LLP
Buffalo, New York
November 15, 2010

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets	(Unaudited)
	September 30,	December 31,
	2010	2009

Assets
Current assets:
Cash	$488	$751
Prepaid expenses and other	586	569
	1,074	1,320

Investment in ZNG, Ltd., at equity	-	-

Investment in KNG, at equity	-	-

Oil and gas properties, unproved	-	-

Property and equipment, net	790	1,267

	$1,864	$2,587

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$555,325	$523,906
Related party - Baltic Petroleum, interest at 14%	73,394	68,848
Others	755,290	606,831
Accrued payroll	1,400,507	1,152,054
	2,784,516	2,351,639

Stockholders' equity:
Common stock - authorized 100,000,000 shares, $.001 par value,
18,705,550 issued and outstanding	18,706	18,706
Additional paid-in capital	13,161,691	13,161,691
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(15,499,174)	(15,072,720)
Accumulated other comprehensive income (loss)	(14,090)	(6,944)
	(2,782,652)	(2,349,052)

	$1,864	$2,587

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
					For the
Condensed Consolidated Statements of Operations					cumulative
					period of
					Development
					Stage Activity-
					January 1, 2003
	For the three months ended		For the nine months ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenues and other income:
Management fees from joint venture	$-	$-	$-	$-	$1,135,000
Gain from entrance into joint venture	-	-	-	-	364,479
Other	-	-	-	-	6,382
Total revenues and other income	-	-	-	-	1,505,861

Expenses:
Salaries	80,900	92,663	245,400	276,189	4,051,258
Professional and consulting fees	49,809	61,814	168,353	176,174	5,262,294
Rent and occupancy	-	-	-	-	237,226
Depreciation and amortization	168	159	503	458	105,361
Finance charges and interest	1,584	1,752	5,004	5,451	124,108
Marketing and other	894	3,090	7,194	27,083	2,071,771
Total expenses	133,355	159,478	426,454	485,355	11,852,018

Loss from disposition of loan receivable - affiliate	-	-	-	-	29,500

Loss from sale of investment	-	-	-	-	669,570

Loss on deemed disposition of oil and
gas properties, unproved	-	-	-	-	3,928,000

Impairment charge on investment	-	-	-	-	525,947

Loss before income taxes	133,355	159,478	426,454	485,355	15,499,174

Provision for income taxes (benefit)	-	-	-	-	-

Net loss (development stage)	$133,355	$159,478	$426,454	$485,355	$15,499,174

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)	$(1.15)

Weighted average number of basic and
diluted common shares outstanding	18,705,550	18,705,550	18,705,550	18,688,187	13,422,061

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through September 30, 2010

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

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through September 30, 2010

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

	14,112,961	$14,113	$8,721,116	$(6,932,342)	$(4,445)	$1,798,442

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)	$(2,070,291)

Shares issued for employee stock option plan and warrants	566,935	567	(567)	-	-	-

Shares issued for geological data	200,000	200	349,800	-	-	350,000

Shares issued for accrued salaries	788,000	788	1,444,618	-	-	1,445,406

Shares issued for licenses	2,000,000	2,000	1,318,000	-	-	1,320,000

Shares issued for professional services	715,134	715	1,070,395	-	-	1,071,110

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	18,383,030	$18,383	$13,053,756	$(8,992,829)	$(14,249)	$4,065,061

Loss for the year - 2008	-	-	-	(5,863,560)	-	(5,863,560)

Foreign currency translation adjustment	-	-	-	-	27,019	27,019	$(5,836,541)

Shares issued for professional services and accrued salaries	155,000	155	41,595	-	-	41,750

Warrants granted for professional services	-	-	6,303	-	-	6,303

Shares issued for loan repayment and related interest	107,520	108	10,645	-	-	10,753

Balance, December 31, 2008	18,645,550	$18,646	$13,112,299	$(14,856,389)	$12,770	$(1,712,674)

Loss for the year - 2009	-	-	-	(666,116)	-	(666,116)

Foreign currency translation adjustment	-	-	-	-	(19,714)	(19,714)	$(685,830)

Shares issued for accrued salaries	60,000	60	3,540	-	-	3,600

Options vested to employees and directors	-	-	45,852	-	-	45,852

Balance, December 31, 2009	18,705,550	$18,706	$13,161,691	$(15,522,505)	$(6,944)	$(2,349,052)

Loss for nine months - 2010	-	-	-	(426,454)	-	(426,454)

Foreign currency translation adjustment	-	-	-	-	(7,146)	(7,146)	$(433,600)

Balance, September 30, 2010	18,705,550	$18,706	$13,161,691	$(15,948,959)	$(14,090)	$(2,782,652)

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			September 30,
For the nine months ended September 30,	2010	2009	2010

Operating activities:
Net loss (development stage)	$(426,454)	$(485,355)	$(15,499,174)
Depreciation and amortization	503	458	105,361
Common stock and warrants issued
for professional services, salaries, and geological data	-	37,989	7,231,933
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	-	-	1,029
Loss on sale of investment, including deconsolidation of subsidiary	-	-	823,692
Loss on deemed disposition of oil and gas properties, unproved	-	-	3,928,000
Impairment charge on investment	-	-	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other assets	(17)	(35)	(263,978)
Accounts payable and accrued expenses	432,877	461,535	4,424,294
Net operating activities	6,909	14,592	1,022,625

Investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Proceeds of disposition of office furniture	-	-	107
Loan to affiliate	-	-	(29,500)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net investing activities	-	-	(1,160,342)

Financing activities:
Net proceeds from demand loans	-	-	72,500
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net financing activities	-	-	152,426

Effect of exchange rates on cash	(7,172)	(14,573)	(14,221)

Net change in cash	(263)	19	488

Cash - beginning	751	739	-

Cash - ending	$488	$758	$488

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

2.  The Company and Description of Business:

Kondaneftegaz

The Company, through its subsidiary Kondaneftegaz, LLC (KNG), has been engaged in the business of exploiting and developing certain oil and gas and other petroleum products licenses issued for a period of five years by Russia’s subsurface management authorities in October 2007. The two licensed areas lie in the Karabashski zone in the Khanty-Mansiysk Autonomous area of the Russian Federation.  KNG has its principal place of business in the city of Khanty-Mansiysk, Russia.  KNG has prepared and coordinated with Russian authorities the Program of exploration works on the Karabashski 61 and Karabashski 67 license areas.  KNG is evaluating the possibility of using prior seismic data in the current exploration program.

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

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through September 30, 2010.

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

3.  Income Taxes:

At September 30, 2010, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $14,217,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2030.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $2,843,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through September 30, 2010.

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

For the cumulative period ended September 30, 2010, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ form the going concern basis.

6.  Subsequent Events:

In October 2010 the Company entered into Debt Conversion Agreements with its main creditors.   Under the terms of the agreements the creditors agreed to convert amounts owed to them by the Company as of September 30, 2010 (“Debt”) into shares of newly issued restricted common stock of the Company, $0.001 par value per share, at a rate of one (1) share of stock for every $0.11 of Debt.  The conversion price was determined by the average market price for the 6 months prior to September 30, 2010.  Creditors have committed to convert an aggregate of $2,554,460 into debt to 23,222,359 common shares.  Issuance of shares is anticipated to take place in November 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2010.

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

As of September 30, 2010 KNG had re-interpreted the existing seismic data from prior studies and updated its program of seismic works; however, 2D seismic studies have not been started as of the date of this filing and are not planned until the end of 2010 and beginning of 2011. To reduce the risk of significant financial obligations in connection with the license agreements which require the performance of certain exploration works on the Karabashski-61 and Karabashki-67 fields and to reduce exploration risks, the Company is evaluating spinning-off its investment in KNG and focusing its attention on the acquisition of assets in producing fields, funding permitting, as described in further detail under “Plan of Operations For The Next Twelve Months.”

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

•
Begin 2D seismic works on the Blocks during the 2009-2010 fieldwork season and perform not less than 176.26 linear kilometers of seismic profiles on the Karabashky-61 Block and not less than 158 linear kilometers of seismic works on the Karabashky-67 Block; however, as previously noted, 2D seismic studies have not been started as of the date of this filing and are not planned until the end of 2010 and beginning of 2011;

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

As of the date of this filing, the Company is aware that Neftebitum has raised approximately $155,000 through the sale of debt to pay for the first stage of the seismic project and the government fees for the subsoil use.

As of September 30, 2010, the Company owned a 44% interest in KNG. Effective September 30, 2008, the Company's 44% investment in KNG is recorded on the equity method of accounting. The operations of KNG prior to September 30, 2008 are included in the consolidated accounts of the Company in the accompanying financial statements.

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

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through September 30, 2010.

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

Joint Venture

The operations of the Joint Venture were funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly-owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of September 30, 2010, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

Recent Events:

In August 2010, and effective as of July 1, 2010, the Company entered into extensions to the Employment Agreements of David Zaikin, its Chairman and Chief Executive Officer and Elena Pochapski, its Director and Chief Financial Officer, which Employment Agreements were extended until December 31, 2010.  Mr. Zaikin’s Employment Agreement extension set his annual compensation at $180,000 and Ms. Pochapski’s Employment Agreement extension set her annual compensation at $75,000.

In October 2010, the Company entered into Debt Conversion Agreements with nine (9) creditors of the Company (the majority of which were shareholders and related parties of the Company), pursuant to which such creditors agreed to convert an aggregate of $2,554,460 of debt owed to such creditors by the Company and accrued and unpaid interest thereon, which debt represented loans previously provided by the creditors to the Company, accrued and unpaid salary and other debts owed to the creditors by the Company, into 23,222,359 shares of restricted common stock of the Company (representing 55% of the Company’s then outstanding shares (including the 180,000 shares due to Ms. Teplitskaia, as discussed below under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, which have not been issued to date)), at the rate of one share for each $0.11 of debt converted (the “Conversion”).   The Conversion price of $0.11 per share was calculated based on the average market price of the Company’s common stock on the Over-The-Counter Bulletin Board for the six months prior to September 30, 2010.

Included in the creditors who agreed to the Conversions were Alternative Energy Finance (which is an entity controlled by Timothy Peara, a Director of the Company), which converted $158,924 of debt owed to it by the Company into 1,444,767 shares of restricted common stock (representing 3.4% of the Company’s outstanding common stock); Timothy Peara, who converted $147,537 of debt owed to him by the Company into 1,341,242 shares of restricted common stock (representing 3.2% of the Company’s outstanding common stock); Elena Pochapski, the Company’s Chief Financial Officer and Director, who converted $298,832 owed to her by the Company into 2,716,655 shares of restricted common stock (representing 6.5% of the Company’s outstanding common stock); and David Zaikin, the Company’s Chief Executive Officer and Director, who converted $1,153,228 of debt owed to him by the Company into 10,483,895 shares of restricted common stock (representing 24.9% of the Company’s outstanding common stock).  Additionally, Business Standard, a consultant of the Company, converted $607,975 of debt owed to it by the Company into 5,527,046 shares of common stock (representing 13.2% of the Company’s then outstanding common stock).

A form of the Debt Conversion Agreements is attached hereto as Exhibit 10.44.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Funding permitting, the Company plans to perform exploration activities on its Karabashski-61 and Karabashki-67 fields to satisfy the requirements of the licensing agreements described above. Alternatively, to reduce the risk of significant financial obligations in connection with the requirements of the license agreements, the Company is evaluating spinning-off its investment in KNG.

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

Historically, we have obtained cash financing from organizing stockholders in the form of loans and advances. Additionally, during the fourth quarter of 2005 and the fourth quarter of 2010 (as described above), we restructured much of our debt through the issuance of shares of our common stock to our creditors and in certain cases, in 2005, obtained waiver letters, postponing certain of our liabilities until such time as we have generated sufficient profits to pay such debts.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $555,325 and $523,906 were payable to the stockholders as of September 30, 2010 and December 31, 2009, respectively.   In October 2010, the Company entered into Debt Conversion Agreements with nine (9) creditors of the Company (the majority of which were shareholders and related parties of the Company), pursuant to which such creditors agreed to convert an aggregate of $2,554,460 of debt owed to such creditors by the Company into 23,222,359 shares of restricted common stock of the Company, at the rate of one share for each $0.11 of debt converted (the “Conversion”), as described in greater detail above.

There can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

We had no revenues and other income for the three months ended September 30, 2010 or 2009.  Until October 2007, the Company received monthly management fees of between $25,000 and $85,000 pursuant to terms of the Joint Venture.  However, the Company has not received any management fees since October 2007, and does not anticipate receiving any such fees moving forward.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $133,355 for the three months ended September 30, 2010, compared to total expenses for the three months ended September 30, 2009, of $159,478, which represented a decrease in total expenses from the prior period of $26,123 or 16%.

The main reasons for the decrease in total expenses for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, were a $12,005 decrease in professional and consulting fees, to $49,809 for the three months ended September 30, 2010, compared to $61,814 for the three months ended September 30, 2009, in connection with the Company paying less consultants to perform services during the three months ended September 30, 2010, compared to the prior period; an $11,763 or 13% decrease in salaries, to $80,900 for the three months ended September 30, 2010, compared to $92,663 for the three months ended September 30, 2009, mainly in connection with no options being granted to employees in 2010, compared with options granted to employees in 2009, which increased total salaries over that period, and a $2,196 or 71% decrease in marketing and other expenses to $894 for the three months ended September 30, 2010, compared to $3,090 for the three months ended September 30, 2009 in connection with a decrease in travel expenses in 2010.

The Company is currently taking steps to move its New York office space, and as such, the Chief Executive Officer has been personally paying the Company’s office space rent and not billing the Company since approximately December 31, 2008, which resulted in the Company having no rent or occupancy expense for the three months ended September 30, 2010 and 2009.

We had a net loss of $133,355 for the three months ended September 30, 2010, compared to a net loss of $159,478 for the three months ended September 30, 2009, a decrease in net loss of $26,123 or 16% from the prior period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

We had no revenues and other income for the nine months ended September 30, 2010 or 2009.  Until October 2007, the Company received monthly management fees of between $25,000 and $85,000 pursuant to terms of the Joint Venture.  However, the Company has not received any management fees since October 2007, and does not anticipate receiving any such fees moving forward.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $426,454 for the nine months ended September 30, 2010, compared to total expenses for the nine months ended September 30, 2009, of $485,355, which represented a decrease in total expenses from the prior period of $58,901 or 12%.

The main reasons for the decrease in total expenses for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, were a $30,789 or 11% decrease in salaries, to $245,400 for the nine months ended September 30, 2010, compared to $276,189 for the nine months ended September 30, 2009, in connection with no options being granted to employees in 2010, compared with options granted to employees in 2009, which increased total salaries over that period, and a $19,889 or 73% decrease in marketing and other expenses, to $7,194 for the nine months ended September 30, 2010, compared to $27,083 for the nine months ended September 30, 2009, in connection with a decrease in travel expenses in 2010.

The Company is currently taking steps to move its New York office space, and as such, the Chief Executive Officer has been personally paying the Company’s office space rent and not billing the Company since approximately December 31, 2008, which resulted in the Company having no rent or occupancy expense for the nine months ended September 30, 2010 and 2009.

We had a net loss of $426,454 for the nine months ended September 30, 2010, compared to a net loss of $485,355 for the nine months ended September 30, 2009, a decrease in net loss of $58,901 or 12% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $1,074 as of September 30, 2010, which included cash of $488; and prepaid expenses and other current assets of $586.

We had total assets of $1,864 as of September 30, 2010, which included current assets of $1,074 and non-current assets of $790 representing property and equipment, net.

We had total liabilities of $2,784,516 as of September 30, 2010, which were solely current liabilities and which included $555,325 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to September 30, 2010 (much of which has been converted to restricted common stock in connection with the Conversion described below); $73,394 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic, interest on such loan, and certain other expenses owed to Baltic; $755,290 of accounts payable to others for advisory and professional services rendered (much of which has been converted to restricted common stock in connection with the Conversion described below); and $1,400,507 of accrued payroll, which included $787,500 payable to our Chief Executive Officer, David Zaikin, of which $675,000 was accrued in 2007-2010, and $112,500 which was owed to Mr. Zaikin for services rendered prior to September 2005, at which time he agreed to stop accruing salary until January 2007, when he provided us notice of his intent to once again begin accruing salary until such time as we have sufficient funds to pay such accrued salary (which has been converted to restricted common stock in connection with the Conversions described below), $298,832 payable to our Chief Financial Officer, Elena Pochapski (which has been converted to restricted common stock in connection with the Conversions described below), and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $2,783,442 and a total pre-development and development stage accumulated deficit of $15,948,959 as of September 30, 2010.

In October 2010, the Company entered into Debt Conversion Agreements with nine (9) creditors of the Company (the majority of which were shareholders and related parties of the Company), pursuant to which such creditors agreed to convert an aggregate of $2,554,460 of debt owed to such creditors by the Company into 23,222,359 shares of restricted common stock of the Company, at the rate of one share for each $0.11 of debt converted (the “Conversion”), as described in greater detail above under “Recent Events”.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of September 30, 2010. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As of September 30, 2010, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $6,909 of net cash flows from operating activities for the nine months ended September 30, 2010, which was mainly attributable to adjustments to reconcile $426,454 of net loss, offset by $432,877 of accounts payable and accrued expenses.

In connection with the Joint Venture (described under "Joint Venture," above), the Company historically received management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities, no management fees were paid during the year ended December 31, 2009, or the nine months ended September 30, 2010, and the Company does not anticipate receiving any such fees moving forward.  If the Company does not receive any management fees moving forward, the Company anticipates that its stockholders and management will continue to provide financing for the Company, of which there can be no assurance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2010.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting discussed below.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders. As of September 30, 2010, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the previously licensed area. Our partner in ZNG, Baltic has informed us that they do not plan to move forward with any further exploration activities through ZNG. The Company’s partner in KNG, Neftebitum, is responsible for financing the research work of KNG. Neftebitum is currently attempting to raise external funds; however, no significant amounts have been raised to date. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO PAY CONSULTANTS, OBTAIN FINANCING, SATISFY OBLIGATIONS AND/OR COMPLETE ACQUISITIONS THROUGH THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK OR OTHER SECURITIES.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations and pay consultants. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or other securities. These transactions may result in significant additional shares of common stock of the Company being issued in consideration for services rendered, loans made, or to satisfy outstanding amounts owed or accrued to various parties, similar to the Conversion, described above.  Additionally, moving forward, we may attempt to conduct acquisitions of other entities or assets using our common stock or other securities as payment for such acquisitions.  Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock and preferred stock with various preferences and other rights. These actions may, similar to the Conversions, result in substantial dilution of the ownership interests of existing shareholders, cause the value of the Company’s common stock to decline in value, and dilute the book value of the Company’s common stock.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $666,116 for the year ended December 31, 2009, a net loss of $133,355 and $426,454 for the three and nine months ended September 30, 2010, respectively, and had total cash on hand of $488 and a total accumulated deficit of $15,948,959 as of September 30, 2010. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of September 30, 2010, was $15,499,174, and our total cumulative deficit was $15,948,959 which included $449,785 of pre-development stage deficit. We had $1,400,507 in accrued and unpaid salaries (the majority of which has been converted into shares of restricted common stock in connection with the Conversions, described above under “Recent Events”) and a working capital deficit of $2,783,442 as of September 30, 2010. The Company is currently being funded by existing shareholders, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. If throughout KNG’s future oil exploration, if any, no viable wells are found, and consequently, we generate only minimal revenues through KNG, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY AFFECTED.

We rely on the Company's Chief Executive Officer and Chief Financial Officer, David Zaikin and Elena Pochapski, for the success of our Company, who are employed under Employment Agreements which expire on December 31, 2010. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on either member of management. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace Mr. Zaikin and/or Ms. Pochapski, or if Mr. Zaikin or Ms. Pochapski are unable to spend a sufficient amount of time on Company matters, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued.

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

INVESTORS FACE A RISK THAT THE COMPANY WILL NOT BE SUBJECT TO REPORTING REQUIREMENTS OR WILL ENTER INTO A TRANSACTION THAT RESULTS IN SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS, NEW MANAGEMENT BEING APPOINTED TO RUN THE COMPANY AND A NEW OPERATING BUSINESS OF THE COMPANY IN THE FUTURE.

Management of the Company is analyzing steps to no longer be subject to the reporting requirements of the Securities and Exchange Commission (the “SEC”).  In the event that the Company is no longer subject to the reporting requirements of the SEC, the Company’s stock would likely trade on the Pinksheets and would likely have less liquidity on such market and may trade at a lower share price than it currently trades.

Alternatively, the management of the Company has discussed potential acquisition or merger opportunities.  In the future, we may enter into merger and/or acquisition with separate companies, which may result in our majority shareholders changing and new shares of common or preferred stock being issued, resulting in substantial dilution to our then current shareholders. As a result, if there were new majority shareholders, they will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition transaction, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has previously agreed to pay its President, Helen Teplitskaia, 10,000 shares of common stock per month for her service to the Company.  As such, in June 2009, the Company issued Ms. Teplitskaia an aggregate of 60,000 shares, 10,000 shares per month from January 2009 to June 2009.  The Company also owes Ms. Teplitskaia an additional 180,000 shares for services rendered during the months of July, August, September, October, November and December 2009 and the months of January, February, March, April, May, June, July, August, September, October, November and December 2010, which shares the Company has agreed to issue to Ms. Teplitskaia, which shares have not been issued to date and have not been included in the total number of outstanding shares disclosed throughout this report.

In October 2010, the Company entered into Debt Conversion Agreements with nine (9) creditors of the Company (the majority of which were shareholders and related parties of the Company), pursuant to which such creditors agreed to convert an aggregate of $2,554,460 of debt owed to such creditors by the Company into 23,222,359 shares of restricted common stock of the Company, at the rate of one share for each $0.11 of debt converted (the “Conversion”), as described in greater detail below under “Item 5. Other Information”, which shares have not been issued to date and have not been included in the total number of outstanding shares disclosed throughout this report.

Additionally, the Company has agreed to issue 25,000 shares of its restricted common stock to The Investor Relations Group, Inc. (“IRG”) as contemplated by the Leakout Agreement entered into by and between the Company and IRG, dated October 20, 2007, which provided for IRG to be issued an additional 25,000 shares of restricted common stock in exchange for IRG’s agreeing not to sell shares of the Company’s common stock as provided in the agreement.  The shares have not been issued to date, and have not been included in the number of issued and outstanding shares disclosed throughout this report.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances will not involve a public offering, the recipients will take the securities for investment and not resale, no general solicitation will be involved in connection with the issuances, and the Company will take appropriate measures to restrict transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

In October 2010, the Company entered into Debt Conversion Agreements with nine (9) creditors of the Company (the majority of which were shareholders and related parties of the Company), pursuant to which such creditors agreed to convert an aggregate of $2,554,460 of debt owed to such creditors by the Company and accrued and unpaid interest thereon, which debt represented loans previously provided by the creditors to the Company, accrued and unpaid salary and other debts owed to the creditors by the Company, into 23,222,359 shares of restricted common stock of the Company (representing 55% of the Company’s then outstanding shares (including the 180,000 shares due to Ms. Teplitskaia, as discussed above under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, which have not been issued to date)), at the rate of one share for each $0.11 of debt converted (the “Conversion”).  The Conversion price of $0.11 per share was calculated based on the average market price of the Company’s common stock on the Over-The-Counter Bulletin Board for the six months prior to September 30, 2010.

Included in the creditors who agreed to the Conversions were Alternative Energy Finance (which is an entity controlled by Timothy Peara, a Director of the Company), which converted $158,924 of debt owed to it by the Company into 1,444,767 shares of restricted common stock (representing 3.4% of the Company’s outstanding common stock); Timothy Peara, who converted $147,537 of debt owed to him by the Company into 1,341,242 shares of restricted common stock (representing 3.2% of the Company’s outstanding common stock); Elena Pochapski, the Company’s Chief Financial Officer and Director, who converted $298,832 owed to her by the Company into 2,716,655 shares of restricted common stock (representing 6.5% of the Company’s outstanding common stock) ; and David Zaikin, the Company’s Chief Executive Officer and Director, who converted $1,153,228 of debt owed to him by the Company into 10,483,895 shares of restricted common stock (representing 24.9% of the Company’s outstanding common stock).  Additionally, Business Standard, a consultant of the Company, converted $607,975 of debt owed to it by the Company into 5,527,046 shares of common stock (representing 13.2% of the Company’s then outstanding common stock).

A form of the Debt Conversion Agreements is attached hereto as Exhibit 10.44.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(15)	Agreement of Purchase and Sale with Limited Liability Company Neftebitum, Sergey V. Prokopiev, and Oleg G. Shelepov

10.37(15)	Operating Agreement with Limited Liability Company Neftebitum

10.38(16)	One Year Extension to the Employment Agreement of August 1, 2004 with David Zaikin

10.39(16)	One Year Extension to the Employment Agreement of August 1, 2004 with Elena Pochapski

10.40(16)	Stock Option Agreement for David Zaikin

10.41(16)	Stock Option Agreement for Elena Pochapski

10.42(17)	Extension of Employment Agreement of David Zaikin

10.43(17)	Extension of Employment Agreement of Elena Pochapski

10.44*	Form of Debt Conversion Agreement

10.45*	Extension of Employment Agreement of David Zaikin

10.46*	Extension of Employment Agreement of Elena Pochapski

21.1(14)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

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

SIBERIAN ENERGY GROUP INC.

DATED: November 19, 2010	By: /s/ David Zaikin
David Zaikin
Chief Executive Officer
(Principal Executive Officer)

DATED: November 19, 2010	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)