Form 10-K
period 2010-12-31
Siberian Energy Group Inc.
filed 2011-04-15
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-53766

SIBERIAN ENERGY GROUP INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	52-2207080
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

330 Madison Ave, 6th Floor, New York, New York 10017
(Address of principal executive offices)

275 Madison Ave, 6th Floor, New York, NY 10016
(Address of former principal executive offices)

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

The issuer's revenues for the most recent fiscal year ended December 31, 2010 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 29, 2010 (the nearest closing date prior to, as there was no closing price of the Registrant’s common stock on June 30, 2010), was approximately $1,222,620.

As of April 8, 2011, the issuer had 667,659 shares of common stock, $0.001 par value per share outstanding, which number does not include 429 shares which the registrant has agreed to issue to its President, Helen Teplitskaia for services rendered during the months of January through March 2011, which shares have not been issued to date and have not been included in the total number of outstanding shares disclosed throughout this report.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

SIBERIAN ENERGY GROUP INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2010
INDEX

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	43

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), INCLUDING STATEMENTS UNDER "ITEM 1. BUSINESS," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. AND KONDANEFTEGAZ, LLC, A RUSSIAN LIMITED LIABILITY, THE REGISTRANT’S 44% OWNED SUBSIDIARY, AND ZAURALNEFTEGAZ LIMITED, A COMPANY ORGANIZED UNDER THE LAWS OF THE COUNTRY OF ENGLAND, WHICH THE REGISTRANT OWNS 50% OF (COLLECTIVELY "SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2010.

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

On September 17, 1999, the Company affected a 1-for-30 reverse stock split. A subsequent 3-for-1 forward split was consummated on October 2, 2000 and a further 1:2 reverse stock split was affected on May 2, 2005.  As described below, effective March 15, 2011, the Company affected a 1:70 reverse stock split with the shares held by remaining shareholders rounded up to a minimum of 100 shares on a per shareholder basis (collectively the “Stock Splits”). All share amounts, trading prices, and option and warrant exercise prices, subsequently listed are retroactively adjusted to reflect these Stock Splits unless otherwise provided.

In the spring of 2003, a majority of the Company's shares were purchased by new shareholders who stepped into the management of the Company and defined its new business direction as an oil and gas exploration company.

On May 9, 2003, the Company entered into an Acquisition Agreement (the "Acquisition Agreement") by and among the Company, Zaural Neftegaz, a Russian corporation ("ZNG"), the shareholders of ZNG and Oleg Zhuravlev, President of ZNG, and a former Director of the Company. Pursuant to the Acquisition Agreement, the Company acquired a 51% interest in ZNG by issuing to ZNG 28,571 shares of the Company's common stock. In June 2004, the Company purchased the remaining 49% of ZNG in exchange for 98,571 shares of the Company's common stock, making ZNG a wholly-owned subsidiary of the Company. The Company had no affiliation with ZNG prior to the acquisition in May 2003.

The activities of ZNG were carried out through the Joint Venture Shareholders' Agreement ("Joint Venture") entered into on October 14, 2005 with Baltic Petroleum (E&P) Limited ("BP" or "Baltic") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"). The Company closed the Joint Venture and transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly-owned subsidiary, ZNG.  ZNG, Ltd. operates through ZNG and is engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union.

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

We currently hold investments in ZNG, Ltd. and KNG.  Both companies are involved in oil and gas exploration in the Western Siberia region of Russia; provided however, as described below, ZNG, Ltd. has advised us that it will no longer undertake any further exploration activities in Western Siberia and we have recently been advised that KNG has determined not to undertake any further exploration activities.  As a result, we are currently seeking out additional oil and gas acquisition opportunities in Russia at this time and do not anticipate ZNG, Ltd. or KNG generating any revenues moving forward.

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

Pursuant to the Sale Agreement, the Sellers are obligated to maintain KNG’s main priority of performing geological studies and exploring for hydrocarbon deposits in the Karabashsky-61 and Karabashsky-67 blocks (the “Blocks”).  Further, the Purchasers are obligated to provide financing, by way of direct financing or third-party loans, in the amounts necessary to comply with the licensing agreements for the Blocks.  The Company’s and the Purchasers’ relationship is to be regulated by an Operating Agreement  which was entered into in connection with the Sale Agreement.  Lastly, the Sale Agreement provides that in connection with Neftebitum obtaining a majority interest in KNG, it is obligated to be a guarantor and accept joint responsibility with KNG for repayment of any financing the Purchasers obtain for KNG.

As of the date of this filing, the Company is aware that Neftebitum has raised approximately $155,000 through the sale of debt to pay for the first stage of the seismic project and the government fees for the subsoil use.

KNG previously prepared and coordinated with the Russian authorities an exploration works program on the Karabashski-61 and Karabashski-67 license areas.  Certain preliminary exploration activities were performed on the licensed areas over the past several years; however, KNG recently determined to cease exploration activities on the licensed areas at this time.  As such, we do not anticipate KNG generating any revenues moving forward. The Company is currently evaluating spinning off its investment in KNG and focusing its attention on the acquisition of assets in producing fields, funding permitting, as described in further detail under “Plan of Operations For The Next Twelve Months.”

As of December 31, 2010, the Company owned a 44% interest in KNG. Effective September 30, 2008, the Company's 44% investment in KNG is recorded on the equity method of accounting. The operations of KNG prior to September 30, 2008 are included in the consolidated accounts of the Company in the accompanying financial statements.

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

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through December 31, 2010.

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

Joint Venture

The operations of the Joint Venture were funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly-owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of December 31, 2010, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

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

In October 2010, the Company entered into Debt Conversion Agreements with nine (9) creditors of the Company (the majority of which were shareholders and related parties of the Company), pursuant to which such creditors agreed to convert an aggregate of $2,554,460 of debt owed to such creditors by the Company and accrued and unpaid interest thereon, which debt represented loans previously provided by the creditors to the Company, accrued and unpaid salary and other debts owed to the creditors by the Company, into 331,748 shares of restricted common stock of the Company (representing approximately 55% of the Company’s then outstanding shares, at the rate of one share for each $7.70 of debt converted (the “Conversion”).   The Conversion price of $7.70 per share was calculated based on the average market price of the Company’s common stock for the six months prior to September 30, 2010.

Included in the creditors who agreed to the Conversions were Alternative Energy Finance (which is an entity controlled by Timothy Peara, a Director of the Company), which converted $158,924 of debt owed to it by the Company into 20,640 shares of restricted common stock (representing approximately 3.4% of the Company’s then outstanding common stock); Timothy Peara, who converted $147,537 of debt owed to him by the Company into 19,161 shares of restricted common stock (representing approximately 3.2% of the Company’s then outstanding common stock); Elena Pochapski, the Company’s Chief Financial Officer and Director, who converted $298,832 owed to her by the Company into 38,809 shares of restricted common stock (representing approximately 6.5% of the Company’s then outstanding common stock); and David Zaikin, the Company’s Chief Executive Officer and Director, who converted $1,153,228 of debt owed to him by the Company into 149,770 shares of restricted common stock (representing approximately 24.9% of the Company’s then outstanding common stock).  Additionally, Business Standard, a consultant of the Company, converted $607,975 of debt owed to it by the Company into 78,958 shares of common stock (representing 13.2% of the Company’s then outstanding common stock).

A form of the Debt Conversion Agreements is incorporated by reference as Exhibit 10.44 herewith.

On February 28, 2011, the Company held an Annual Meeting of Stockholders (the “Meeting”). The Meeting was announced and disclosed pursuant to the Schedule 14C Information Statement Filing, filed with the Securities and Exchange Commission on January 14, 2011, notice of which was mailed to shareholders of the Company on or around January 17, 2011.   Present at the Meeting was David Zaikin, the Company’s Chief Executive Officer and Director.  Certain of the Company’s officers, Directors and affiliates, including Elena Pochapski, our Chief Financial Officer and Director; Timothy Peara, our Director; Helen Teplitskaia, our President and Director; and Business Standard, a significant shareholder of the Company (the “Majority Shareholders”), provided Mr. Zaikin voting proxies to vote the shares of common stock which they held as of January 7, 2011, the record date of the Meeting (the “Record Date”).  As of the Record Date, Mr. Zaikin, both personally and as a result of the voting proxies obtained from the Majority Shareholders had the right to vote an aggregate of 346,310 shares of our common stock or 57.5% of our outstanding common stock as of the Record Date.

At the Meeting, Mr. Zaikin, voting all of the shares described above, approved the Proposals (as defined below), which included the filing of a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada (the “Amendment”) to affect a 1:70 reverse stock split of our outstanding common stock and to re-authorize 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share; provided that no shareholder following the reverse split will hold less than 100 shares of common stock and any fractional shares left after the reverse split will be rounded up to the nearest whole share on a per shareholder basis (the “Rounding”).

The Amendment was filed with and became effective with the Secretary of State of Nevada on March 4, 2011; provided however that the reverse split did not become effective with the Financial Industry Regulatory Authority (“FINRA”) until March 15, 2011.  As a result of the filing of the Amendment and the reverse split, the Company had approximately 667,659 post- reverse split shares of common stock issued and outstanding (after taking into account the Rounding) and 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share, authorized.

Additionally, as a result of the above, the Company’s symbol on the OTC Pinks (the Company was automatically delisted from the Over-The-Counter Bulletin Board (the “OTCBB”) on February 22, 2011, due to the failure of a market maker to quote the Company’s common stock on the OTCBB for the time period required under FINRA rules and regulations and re-quoted on the OTCBB on March 22, 2011) changed to “SIBND”, effective March 15, 2011, which symbol will change back to “SIBN” after twenty business days.

At the Meeting, Mr. Zaikin voted 346,310 shares of our common stock or 57.5% of our outstanding common stock (which included shares held by the Majority Shareholders, who provided voting proxies to Mr. Zaikin to vote such shares held by the Majority Shareholders at the Meeting) in favor of and to approve the following items (the “Proposals”), which were approved, confirmed and ratified at the Meeting (no votes were cast against or withheld in connection with the Proposals to come before the Meeting, and no broker non-votes were cast at the Meeting):

1.	To re-elect David Zaikin, Elena Pochapski, Helen Teplitskaia and Timothy Peara as Directors of the Company;

2.	To authorize and approve the Amendment and reverse split;

3.	To approve and ratify the Company’s 2010 Stock Incentive Plan (described in greater detail below); and

4.	To ratify the appointment of Lumsden & McCormick, LLP, as the Company’s independent auditors for the fiscal years ending December 31, 2011 and 2010.

Estimate of Amount of Time Spent On Research and Development

An initial business plan was developed over the course of three months in 2003. During that time period, market research was conducted. Research and development activities on the licensed blocks in the Kurgan Region were directly borne by the Company up to the time the Joint Venture was closed in October 2005. Research activities include gravimetric, seismic works and seismotomography studies on the previously licensed areas. Costs incurred by ZNG and ZNG Ltd. in connection with these studies as of December 31, 2010 totaled approximately $18 million.

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

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern

The Company's financial statements have been prepared assuming that the Company will continue as a going concern; however, since inception of its current endeavors in 2003, the Company has not earned any revenues from production of hydrocarbons and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern. The Company is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue its operations. Since inception, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries, as well as through financing previously received of $25,000 to $85,000 per month in management fees from its Joint Venture, which management fees the Company has not received since October 2007, and which the Company does not believe will ever resume. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

Competition

Competition among Russian oil producers occurs in two distinct tiers. The first tier includes large corporations such as Surgutneftegaz, LUKoil, Sibneft, Tatneft, Slaveft, YUKOS, TNK, Bashneft, Rosneft and Sidanco which together control more than 90% of the Russian oil and gas market. These companies operate large-scale fields and are primarily oriented towards exportation. The second tier, so called junior players, includes a large number of smaller companies that operate small and medium sized oil and gas fields. These companies enjoy a limited but stable range of customers within Russia's domestic market, and their customers include the larger companies which purchase this product for export. Like other junior players, the Company believes it has potential to succeed, assuming it can locate and obtain rights to additional producing properties or exploration projects, given the continued high demand for oil both domestically and internationally.

Another type of competition which the Company may face in the future is competition in the process of acquisition of new licenses. The Company expects that competitive pressures will further increase if hydrocarbon reservoirs are found in the Kurgan province and/or Khanty-Mansiysk district of Western Siberia, Russia.

Dependence on One or A Few Major Customers

The nature of the oil industry is not based on individual customers. Crude and refined products are sold to local and international brokers as well as to refineries.  The Company does not currently and can provide no assurances that it will ever produce crude or refined products.

Patents, Trademarks and Licenses

KNG currently holds two five-year oil and gas exploration licenses, awarded in October 2007; provided that KNG has recently decided not to move forward with the exploration of such licenses.

Need For Government Approval

Federal and local government approval will not be required for conversion of any exploration licenses to production licenses and/or for extension of licenses beyond their initial term. However, the Company will need to receive approval for additional exploration licenses it may choose to acquire in the future and  additional approval will be required if the Company is to deliver future crude or refined products on the national pipeline system. These approvals can only be guaranteed once the Company has proved reserves.

Additionally, under certain Russian federal laws the Company does not require the approval of state and/or federal agencies for conversion of exploration licenses to production licenses and extension of production licenses beyond their initial term as they automatically convert to 25 year production licenses upon the discovery of oil and gas, of which the Company provides no assurance.

Costs and Effects of Compliance with Environmental Laws

According to the laws and regulations of the Russian Federation, organizations are permitted to carry out seismic and other development activities on licensed fields, provided the companies conform to ecological standards. Accordingly, ZNG and KNG have previously encountered two costs associated with environmental law compliance: costs associated with obtaining licenses and costs associated with obtaining permission from the Russian Ministry of Natural Resources (the "Ministry"). ZNG’s costs have totaled approximately $186,900, which includes $2,000 relating to the ecological review by the Ministry and $184,900 in legal costs and fees to obtain the Company's licenses (which the Company and its partners have determined not to proceed in the exploration of).

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders. As of December 31, 2010, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the previously licensed area. Our partner in ZNG, Baltic and our partner in KNG, Neftebitum, have informed us that they do not plan to move forward with any further exploration activities through ZNG or KNG, respectively. If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

WE WILL NEED TO RAISE SUBSTANTIAL FINANCING, WHICH MAY CAUSE SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS, TO ACQUIRE RIGHTS TO ADDITIONAL ASSETS AND WILL REQUIRE SUBSTANTIAL TIME AND FINANCING BEFORE WE ANTICIPATE GENERATING REVENUES THROUGH OUR FUTURE OPERATIONS, IF ANY.

Assuming the Company can locate and obtain rights to additional exploration assets, licenses or other rights to production or potential future production, the Company will need to raise substantial additional funds to complete the acquisition of any such assets.  Assuming such assets can be acquired, of which there can be no assurance, and which acquisition(s) may cause substantial dilution to our existing shareholders, the Company anticipates the need for approximately $15,000,000 in funding for exploration and other expenses prior to the expected generation of any revenues, of which there can be no assurance. Therefore, investors should keep in mind that even if the Company is able to locate suitable investment opportunities and assets, raise the substantial funding necessary to acquire such assets, is able to raise the substantial amounts of additional financing that the Company will require for its future exploration operations, it could still be years before the Company generates any revenue, if ever. If the Company is unable to locate or obtain rights to additional exploration or production assets, the Company does not raise the funding required to complete future exploration activities, no commercial amounts of hydrocarbons are discovered or the Company is unable to extract such hydrocarbons, the Company may be forced to abandon its business plan, and the Company could be forced to abandon or curtail its business plan as well, which could cause the value of the Company's common stock to substantially decline or become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $666,116 for the year ended December 31, 2009 a net loss of $579,251 for the year ended December 31, 2010, and had total cash on hand of $467 and a total accumulated deficit of $16,101,756 as of December 31, 2010. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of December 31, 2010, was $15,651,971, and our total cumulative deficit was $16,101,756 which included $449,785 of pre-development stage deficit. We had a working capital deficit of $359,063 as of December 31, 2010. The Company is currently being funded by existing shareholders, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. ZNG has previously determined to cease further exploration activities and KNG recently determined to cease exploration activities as well.  As such, we are currently seeking out additional oil and gas exploration and production assets in Russia. If we are unable to locate, or obtain rights to any future oil and gas exploration and production assets in the future, or if through such future oil exploration activities, if any, no viable wells are found, and consequently, we are unable to generate any revenues, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

Our Company currently has a poor financial position. We have generated only minimal revenues to date, and we have not discovered any hydrocarbon reserves or begun production on any wells. There is a risk that we will not find enough, or even any, viable wells which we require to generate enough profits in the future for your investment in our Company to appreciate. If we never generate any revenues, our Company may be forced to curtail or abandon its business plan and your shares may become worthless.

OUR BUSINESS IS SPECULATIVE AND RISKY AND IF WE DO NOT FIND HYDROCARBON RESERVES, WE MAY BE FORCED TO CURTAIL OUR BUSINESS PLAN.

There is a risk that we will not find any hydrocarbon reserves and the cost of acquiring assets or exploration activities will become too high for us to continue our business plan. If we were to cease operations, your investment in our Company could become devalued or could become worthless.

OUR INDUSTRY IS COMPETITIVE AND AS SUCH, COMPETITIVE PRESSURES COULD PREVENT US FROM OBTAINING PROFITS.

The main factor determining success in the oil exploration and extraction industry is finding viable wells. If our Company or joint ventures we may enter into in the future, are unable to find producing wells and our competition is, it is likely that our Company will be driven out of business. Additionally, our industry is subject to significant capital requirements and as such, larger companies may have an advantage should they compete with us for exploration licenses, because they may have resources substantially greater than ours. Investors should take into account the above factors and understand that if we are unable to raise additional capital or generate profits, the Company may be forced to liquidate its assets and an investment in our Company could become worthless.

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

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY AFFECTED.

We rely on the Company's Chief Executive Officer and Chief Financial Officer, David Zaikin and Elena Pochapski, for the success of our Company, who are not currently employed under Employment Agreements, as such prior agreements expired on December 31, 2010. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on either member of management. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace Mr. Zaikin and/or Ms. Pochapski, or if Mr. Zaikin or Ms. Pochapski are unable to spend a sufficient amount of time on Company matters, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued.

OUR FUTURE PROJECTIONS, ESTIMATES AND STATISTICAL ANALYSIS MAY BE INACCURATE OR SUBSTANTIALLY WRONG, WHICH MAY PREVENT US FROM EXECUTING OUR BUSINESS PLANS.

Projections on future revenues as well as costs and required capital expenditures are based on estimates. Business statistical analysis is used in projection of drilling success ratios, average production costs, world oil price fluctuations and their correspondence to Russian domestic market. If our projections or estimates are wrong or our statistical analysis faulty, our future revenues, if any, may be adversely affected which could prevent us from executing our business strategy. As an investor, if this happens your securities in our Company could be adversely affected and you could lose your investment in our Company.

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

WE FACE RISKS ASSOCIATED WITH THE FACT THAT THE MAJORITY OF OUR OPERATIONS THROUGH OUR HOLDINGS ARE CONDUCTED IN RUSSIA, AND THE LICENSES OWNED THROUGH OUR HOLDINGS AND THAT WE HOPE TO ACQUIRE IN THE FUTURE ARE IN RUSSIA.

Zauralneftegaz, Ltd. which we own 50% of through our Joint Venture, and KNG, which we own 44% of, hold certain licenses and rights to reapply for licenses to certain oil and gas properties in the Kurgan Region of Russia.  Additionally, moving forward, we hope to seek out and acquire additional licenses in Siberia, Russia. As a result, we are subject to various risks associated with doing business in Russia relating to Russia's economic and political environment. As is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in a more mature free market economy and, in recent years, Russia has undergone substantial political, economic and social change. Furthermore, in recent years the Russian government has unilaterally annexed certain oil and gas properties and companies for the government, and there can be no assurance that if commercially exploitable oil and gas reserves are found on our properties, that such properties will not be annexed or otherwise claimed by the Russian government.  Our failure to manage the risks associated with doing business in Russia could have a material adverse effect upon our results of operations.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS.

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this filing, we had 667,659 shares of common stock issued and outstanding and – 0 – shares of preferred stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this filing and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION OR A MARKET MAKER FAILS TO QUOTE OUR COMMON STOCK ON THE OVER-THE-COUNTER BULLETIN BOARD FOR A PERIOD OF MORE THAN FOUR DAYS, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB (similar as to how we were automatically delisted from the OTCBB in February 2011, which forced us to take actions to requote our common stock on the OTCBB in March 2011). If we are late in our filings three times in any 24 month and are de-listed from the OTCBB period or are automatically delisted for failure of a market maker to quote our stock  our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Alternatively, the management of the Company has discussed potential acquisition or merger opportunities.  In the future, we may enter into mergers and/or acquisitions with separate companies, which may result in our majority shareholders changing and substantial numbers of new shares of common or preferred stock being issued, resulting in substantial dilution to our then current shareholders. As a result, if there were new majority shareholders, they will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition transaction, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company's United States office is located at 330 Madison Ave, 6th Floor, New York, New York 10017. The lease is at a monthly rate of $250 and is on a month to month basis. This space is leased from Office Escape, an operator of business centers in New York and other United States cities. The Company is not the sole occupant of the space and consequently the cost of the rental is shared with other occupants. The Company does not use the office for any purposes falling outside of its business needs.  The Chief Executive Officer has been personally paying the Company’s office space rent and not billing the Company from December 31, 2008 to November 30, 2010, which resulted in the Company having no rent or occupancy expense for the year ended December 31, 2009 and the eleven months ended November 30, 2010.  The Company had rent and occupancy expense of $272 for the year ended December 31, 2010.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 22, 2005, the Company's common stock began trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol "SIBE." Effective May 2, 2005, in connection with the Company's 1:2 reverse stock split, the Company's common stock began trading under the symbol "SIBN." On February 22, 2011, the Company was automatically delisted from the OTCBB due to the failure of a market maker to quote the Company’s common stock on the OTCBB for the time period required under FINRA rules and regulations and began trading on the OTC Pinks market (i.e., the OTCQB).  The Company was requoted on the OTCBB on March 22, 2011.  Effective March 15, 2011, the Company’s symbol changed to “SIBND”,  which symbol will change back to “SIBN” after twenty business days.

We had 24,828 shares of common stock subject to outstanding options and warrants to purchase, or securities convertible into, the Company's common stock as of December 31, 2010. We have no outstanding shares of preferred stock. As of April 8, 2011, there were 667,659 shares of common stock outstanding, held by approximately 125 shareholders of record, which number does not include 429 shares which the Company has agreed to issue to its President, Helen Teplitskaia for services rendered during the months of January through March 2011, which shares have not been issued to date and have not been included in the total number of outstanding shares disclosed throughout this report.

On September 17, 1999, the Company affected a 1-for-30 reverse stock split. A subsequent 3-for-1 forward split was consummated on October 2, 2000 and a further 1:2 reverse stock split was affected on May 2, 2005.  As described below, effective March 15, 2011, the Company affected a 1:70 reverse stock split with the shares held by remaining shareholders rounded up to a minimum of 100 shares on a per shareholder basis (collectively the “Stock Splits”). All share amounts and trading values listed are retroactively adjusted to reflect these Stock Splits unless otherwise provided.

The following table sets forth the high and low closing prices for the Company's common stock, rounded to the nearest one cent, for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Closing Prices Quarter Ended	High	Low

December 31, 2010	$8.38	$0.35
September 30, 2010	$7.77	$2.80
June 30, 2010	$13.30	$4.21
March 31, 2010	$48.29	$3.15

December 31, 2009	$8.40	$3.50
September 30, 2009	$17.49	$3.50
June 30, 2009	$9.10	$2.80
March 31, 2009	$4.90	$2.10

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

Preferred Stock

Shares of preferred stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors (“Board of Directors”) prior to the issuance of any shares thereof.  Preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.   The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to the terms of any series of preferred stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2010 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	-	-	-
Equity compensation plans not approved by the security holders	20,000	$26.50	-
Total

RECENT SALES OF UNREGISTERED SECURITIES

The Company has previously agreed to pay its President, Helen Teplitskaia, 143 shares of common stock per month for her service to the Company.  As such, in June 2009, the Company issued Ms. Teplitskaia an aggregate of 858 shares, 143 shares per month from January 2009 to June 2009.

In October 2010, the Company entered into Debt Conversion Agreements with nine (9) creditors of the Company (the majority of which were shareholders and related parties of the Company), pursuant to which such creditors agreed to convert an aggregate of $2,554,460 of debt owed to such creditors by the Company into 331,748 shares of restricted common stock of the Company, at the rate of one share for each $7.70 of debt converted (the “Conversion”), as described in greater detail above.

Additionally, the Company has agreed to issue 358 shares of its restricted common stock to The Investor Relations Group, Inc. (“IRG”) as contemplated by the Leakout Agreement entered into by and between the Company and IRG, dated October 20, 2007, which provided for IRG to be issued an additional 358 shares of restricted common stock in exchange for IRG’s agreeing not to sell shares of the Company’s common stock as provided in the agreement.

In November 2010, the Company issued its President, Helen Teplitskaia, an additional 2,572 shares of common stock in consideration for services rendered during the months of July, August, September, October, November and December 2009 and the months of January, February, March, April, May, June, July, August, September, October, November and December 2010.  The Company owes Ms. Teplitskaia an additional 429 shares of common stock for services rendered during the months of January, February and March 2011, which shares have not been issued to date, or included in the number of issued and outstanding shares disclosed throughout this report.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Moving forward, we anticipate targeting potential long term investments in Russia and countries in the former Soviet Union, funding permitting, of which there can be no assurance. Additionally, the Company currently plans to change its business focus from targeting early stage exploration projects to acquiring assets in producing fields, funding permitting, of which there can be no assurance, in order to decrease its exploration risks.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $523,906 and $125,631 were payable to the stockholders as of December 31, 2009 and December 31, 2010, respectively.   In October 2010, the Company entered into Debt Conversion Agreements with nine (9) creditors of the Company (the majority of which were shareholders and related parties of the Company), pursuant to which such creditors agreed to convert an aggregate of $2,554,460 of debt owed to such creditors by the Company into 331,748 shares of restricted common stock of the Company, at the rate of one share for each $7.70 of debt converted (the “Conversion”), as described in greater detail above.

There can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010, COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

We had no revenues and other income for the years ended December 31, 2010 or 2009.  Until October 2007, the Company received monthly management fees of between $25,000 and $85,000 pursuant to terms of the Joint Venture.  However, the Company has not received any management fees since October 2007, and does not anticipate receiving any such fees moving forward.

We have not generated any revenues to date through the sale of oil and/or gas.

We had total expenses of $579,251 for the year ended December 31, 2010, compared to total expenses for the year ended December 31, 2009, of $636,616, which represented a decrease in total expenses from the prior period of $57,365 or 9%.

The main reasons for the decrease in total expenses for the year ended December 31, 2010, compared to the year ended December 31, 2009, were a $39,253 or 11% decrease in salaries, to $329,000 for the year ended December 30, 2010, compared to $368,253 for the year ended December 31, 2009, in connection with no options being granted to employees in 2010, compared with options granted to employees in 2009, which increased total salaries over that period, and a $17,065 or 58% decrease in marketing and other expenses to $12,504 for the year ended December 31, 2010, compared to $29,569 for the year ended December 31, 2009, in connection with a decrease in travel expenses in 2010.

The Chief Executive Officer has been personally paying the Company’s office space rent and not billing the Company from December 31, 2008 to November 30, 2010, which resulted in the Company having no rent or occupancy expense for the year ended December 31, 2009 and the eleven months ended November 30, 2010.  The Company had rent and occupancy expense of $272 for the year ended December 31, 2010, solely due to rent expense for the month of December 2010.

We had a loss from disposition of loan receivable from affiliate of $29,500 for the year ended December 31, 2009, due to the write off of a $29,500 loan owed to us from Baltic during that period.

We had a net loss of $579,251 for the year ended December 31, 2010, compared to a net loss of $666,116 for the year ended December 31, 2009, a decrease in net loss of $86,865 or 13% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $9,277 as of December 31, 2010, which included cash of $467; and prepaid expenses and other current assets of $8,810.

We had total assets of $9,900 as of December 31, 2010, which included current assets of $9,277 and non-current assets of $623 representing property and equipment, net.

We had total liabilities of $368,340 as of December 31, 2010, which were solely current liabilities and which included $125,631 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between January 1, 2003 to December 31, 2010; $74,926 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic, interest on such loan, and certain other expenses owed to Baltic; $20,017 of accounts payable to others for advisory and professional services rendered; and $147,766 of accrued payroll, which included $45,000 payable to our Chief Executive Officer, David Zaikin, $18,774 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $359,063 and a total pre-development and development stage accumulated deficit of $16,101,756 as of December 31, 2010.

In October 2010, the Company entered into Debt Conversion Agreements with nine (9) creditors of the Company (the majority of which were shareholders and related parties of the Company), pursuant to which such creditors agreed to convert an aggregate of $2,554,460 of debt owed to such creditors by the Company into 331,748 shares of restricted common stock of the Company, at the rate of one share for each $7.70 of debt converted (the “Conversion”), as described in greater detail above under “Recent Events”.

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of December 31, 2010. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As of December 31, 2010, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $6,862 of net cash flows from operating activities for the year ended December 31, 2010, which was mainly attributable to adjustments to reconcile $579,251 of net loss, offset by a decrease of $593,710 of accounts payable and accrued expenses.

In connection with the Joint Venture (described under "Joint Venture," above), the Company historically received management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities, no management fees were paid during the years ended December 31, 2009 or 2010, and the Company does not anticipate receiving any such fees moving forward.  If the Company does not receive any management fees moving forward, the Company anticipates that its stockholders and management will continue to provide financing for the Company, of which there can be no assurance.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have audited the accompanying consolidated balance sheets of Siberian Energy Group Inc. (a development stage company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siberian Energy Group Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Lumsden & McCormick, LLP
Buffalo, New York
April 15, 2011

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Balance Sheets

December 31,	2010	2009

Assets
Current assets:
Cash	$467	$751
Prepaid expenses and other	8,810	569
	9,277	1,320

Investment in ZNG, Ltd., at equity	-	-

Investment in KNG, at equity	-	-

Oil and gas properties, unproved	-	-

Property and equipment, net	623	1,267

	$9,900	$2,587

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$125,631	$523,906
Related party - Baltic Petroleum, interest at 14%	74,926	68,848
Others	20,017	606,831
Accrued payroll	147,766	1,152,054
	368,340	2,351,639

Stockholders' equity:
Preferred stock - 10,000,000 shares, $.001 par value	-	-
Common stock - authorized 100,000,000 shares, $.001 par value
667,959 and 333,282 issued and outstanding	668	333
Additional paid-in capital	15,756,738	13,180,064
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(15,651,971)	(15,072,720)
Accumulated other comprehensive loss	(14,090)	(6,944)
	(358,440)	(2,349,052)

	$9,900	$2,587

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Consolidated Statements of Operations			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			December 31,
For the years ended December 31,	2010	2009	2010

Revenues and other income:
Management fees from joint venture	$-	$-	$1,135,000
Gain from entrance into joint venture	-	-	364,479
Other	-	-	6,382
Total revenues and other income	-	-	1,505,861

Expenses:
Salaries	329,000	368,253	4,134,858
Professional and consulting fees	229,830	231,132	5,323,771
Rent and occupancy	272	-	237,498
Depreciation and amortization	644	621	105,502
Finance charges and interest	7,001	7,041	126,105
Marketing and other	12,504	29,569	2,077,081
Total expenses	579,251	636,616	12,004,815

Loss from disposition of loan receivable - affiliate	-	29,500	29,500

Loss from sale of investment	-	-	669,570

Loss on deemed disposition of oil and
gas properties, unproved	-	-	3,928,000

Impairment charge on investment	-	-	525,947

Loss before income taxes	579,251	666,116	15,651,971

Provision for income taxes (benefit)	-	-	-

Net loss (development stage)	$579,251	$666,116	$15,651,971

Basic and diluted loss per common share
after 1:70 reverse stock split	$(1.50)	$(2.25)	$(70.43)

Weighted average number of basic and diluted common
shares outstanding after 1:70 reverse stock split	385,865	296,107	222,250

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2010

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, January 1, 2003 (pre-development stage)	136,101	$136	$434,962	$(449,785)	$-	$(14,687)

Loss for the year - 2003	-	-	-	(422,516)	-	(422,516)	$(422,516)

Shares issued in acquisition (ZNG)	14,286	14	(14)	-	-	-

Balance, December 31, 2003	150,387	$150	$434,948	$(872,301)	-	$(437,203)

Loss for the year - 2004	-	-	-	(833,567)	-	(833,567)

Foreign currency translation adjustment	-	-	-	-	(53,120)	(53,120)	$(886,687)

Shares issued in acquisition (ZNG)	49,286	49	749,951	-	-	750,000

Shares issued for professional services	715	1	9,999	-	-	10,000

Other	-	-	34,426	-	-	34,426

Balance, December 31, 2004	200,388	$200	$1,229,324	$(1,705,868)	$(53,120)	$(529,464)

Loss for the year - 2005	-	-	-	(1,153,686)	-	(1,153,686)

Foreign currency translation adjustment	-	-	-	-	50,614	50,614	$(1,103,072)

Shares issued for professional services	5,500	6	198,208	-	-	198,214

Shares issued for accrued salaries	24,286	24	303,547	-	-	303,571

Warrants granted for professional services	-	-	310,000	-	-	310,000

Balance, December 31, 2005	230,174	$230	$2,041,079	$(2,859,554)	$(2,506)	$(820,751)

Loss for the year - 2006	-	-	-	(4,072,788)	-	(4,072,788)

Foreign currency translation adjustment	-	-	-	-	(1,939)	(1,939)	$(4,074,727)

Shares issued for employee stock option plan and warrants	2,786	3	45,497	-	-	45,500

Shares issued for geological data	27,143	27	3,324,973	-	-	3,325,000

Shares issued for professional services	16,279	16	2,121,444	-	-	2,121,460

Warrants granted for professional services	-	-	1,201,960	-	-	1,201,960

Shares cancelled	(8,707)	(9)	9	-	-	-

Balance, December 31, 2006	267,675	$267	$8,734,962	$(6,932,342)	$(4,445)	$1,798,442

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2010

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, December 31, 2006	267,675	$267	$8,734,962	$(6,932,342)	$(4,445)	$1,798,442

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)	$(2,070,291)

Shares issued for employee stock option plan and warrants	8,100	8	(8)	-	-	-

Shares issued for geological data	2,857	3	349,997	-	-	350,000

Shares issued for accrued salaries	11,257	11	1,445,395	-	-	1,445,406

Shares issued for licenses	28,571	29	1,319,971	-	-	1,320,000

Shares issued for professional services	10,215	10	1,071,100	-	-	1,071,110

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	328,675	$328	$13,071,811	$(8,992,829)	$(14,249)	$4,065,061

Loss for the year - 2008	-	-	-	(5,863,560)	-	(5,863,560)

Foreign currency translation adjustment	-	-	-	-	27,019	27,019	$(5,836,541)

Shares issued for professional services and accrued salaries	2,213	2	41,748	-	-	41,750

Warrants granted for professional services	-	-	6,303	-	-	6,303

Shares issued for loan repayment and related interest	1,536	2	10,751	-	-	10,753

Balance, December 31, 2008	322,424	$332	$13,130,613	$(14,856,389)	$12,770	$(1,712,674)

Loss for the year - 2009	-	-	-	(666,116)	-	(666,116)

Foreign currency translation adjustment	-	-	-	-	(19,714)	(19,714)	$(685,830)

Shares issued for accrued salaries	858	1	3,599	-	-	3,600

Options vested to employees and directors	-	-	45,852	-	-	45,852

Balance, December 31, 2009	333,282	$333	$13,180,064	$(15,522,505)	$(6,944)	$(2,349,052)

Loss for the year - 2010	-	-	-	(579,251)	-	(579,251)

Foreign currency translation adjustment	-	-	-	-	(7,146)	(7,146)	$(586,397)

Shares issued for accounts payable and accrued salaries	331,748	332	2,554,127	-	-	2,554,459

Shares issued for professional services and accrued salaries	2,929	3	22,547	-	-	22,550

Balance, December 31, 2010	667,959	$668	$15,756,738	$(16,101,756)	$(14,090)	$(358,440)

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			December 31,
For the years ended December 31,	2010	2009	2010

Operating activities:
Net loss (development stage)	$(579,251)	$(666,116)	$(15,651,971)
Depreciation and amortization	644	621	105,397
Common stock and warrants issued
for professional services and salaries and geological data	-	49,452	7,231,933
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	-	-	1,029
Loss on sale of investment, including deconsolidation of subsidiary	-	29,500	823,692
Loss on deemed disposition of oil and gas properties, unproved	-	-	3,928,000
Impairment charge on investment	-	-	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other assets	(8,241)	(48)	(272,202)
Accounts payable and accrued expenses	593,710	606,422	4,585,127
Net operating activities	6,862	19,831	1,022,473

Investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Proceeds of disposition of office furniture	-	-	107
Loan to affiliate	-	-	(29,500)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net investing activities	-	-	(1,160,342)

Financing activities:
Net proceeds from demand loans	-	-	72,500
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net financing activities	-	-	152,426

Effect of exchange rates on cash	(7,146)	(19,819)	(14,090)

Net change in cash	(284)	12	467

Cash - beginning	751	739	-

Cash - ending	$467	$751	$467

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies:

The Company and Description of Business:

The Company has been in the development stage since its inception of its current endeavors.

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

KNG was acquired together with the vast collection of geological information data (oil and gas properties, unproved) on the Karabashski zone of Khanty-Mansiysk Autonomous district of the Tuymen region of the Russian Federation through the issuance of shares and warrants as follows:

Restricted common shares issued for
oil and gas properties, unproved in 2006	27,143
Restricted common shares issued in
connection with license acquisition by KNG in 2007	28,571
Restricted common shares issued in 2006	2,857
Total restricted common shares issued	58,571

Stock warrants issued in 2006
for purchase option	3,572

As a result of the purchase, a calculated acquisition value of $3,928,000 was assigned to the oil and gas properties, unproved that considered the approximate market value of the stock issued ($122.50) on the transaction date including $3,675,000 assigned to 30,000 shares issued in 2006 and $253,000 assigned to 3,572 stock warrants issued.  A value of $1,320,000 was assigned to the acquisition of licenses by KNG based on the market value of the 28,571 shares on the date of issue.

On September 30, 2008, the Company sold a 51% interest in KNG to a Russian oil and gas company, and a 5% interest to two Russian individuals for $223. This Russian company has committed to lead the exploration works on the licensed areas by accepting the operator’s role and agreeing to provide funding for KNG’s activities. Simultaneously with the sale of 56% of KNG, the Company made available all geological data to the operator to be used in the program of geological studies in the region. Since no consideration was received and the Company has no intent to further utilize this geological data, a loss on the deemed disposition of these unproven oil and gas properties of $3,928,000 has been recorded.  Operations of KNG prior to September 30, 2008 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective September 30, 2008, the Company's 44% investment in KNG is recorded on the equity method of accounting.  At September 30, 2008, KNG’s assets were $13,572 and liabilities were $135,740.  Since 56% of the Company was sold for a nominal amount, a non-cash impairment charge of $525,947 has been recorded to reduce the carrying value of the 44% investment in KNG to zero.

Zauralneftegaz

Zauralneftegaz Limited (ZNG, Ltd.) is the Company’s 50% owned joint venture with Baltic Petroleum Limited, UK created in 2005, which operates through its Russian subsidiary Zaural Neftegaz (ZNG).  ZNG has been involved in oil and gas research activities in the Kurgan region of the Russian Federation. During 2003 through 2008 it has completed seismic studies and drilling programs in the Kurgan region, after which date Kurgan operations were put on hold until further economical advisability is confirmed. The Company believes ZNG, Ltd. has created value through the geological results of the two exploratory wells and other data gathered in the area and ZNG, Ltd. is considering its options with regard to realizing this value by either a farm out or a direct sale of geophysical and seismic data to a third party operating in the area.

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through December 31, 2010.

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

Foreign Currency Translation:

The Russian subsidiaries ZNG and KNG use the Ruble as their functional currency; Siberian Energy Group (Canada) uses the Canadian dollar as its functional currency.  The books and records of ZNG, KNG and Siberian Energy Group (Canada) are kept in their functional currencies.  The Company translates to U.S. dollars the assets and liabilities of ZNG, KNG, and Siberian Energy Group (Canada) at the year-end exchange rates; income statement amounts are converted at the average rates of exchange for the year.  Foreign currency translation gains and losses are included within other comprehensive income (loss).

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

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.  Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

Licenses:

Costs incurred during 2003 to register and formalize ZNG’s exploration licenses with the Russian Ministry of Natural Resources were amortized over the terms of the licenses.  Amortization expense for 2005 and 2004 was $27,124 and $36,160.   All licenses became the responsibility of the Joint Venture effective October 14, 2005 and expired in 2008.

Licenses of KNG granted for oil and gas exploration in the Khanty-Mansiysk Autonomous area of the Russian Federation are the responsibility of the new operator of KNG following the sale of 56% interest as of September 2008.

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

Common Stock and Additional Paid-in Capital:

Shares of common stock issued for other than cash have been recorded as common stock and additional paid-in capital at amounts equivalent to the fair value of the service or assets received in exchange.

Income Taxes:

The provision for income taxes is based on pretax financial accounting income.  Deferred assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities. Temporary differences arise from using different methods of accounting for impairments of assets and certain accrued expenses.  The Company also recognizes future tax benefits of net operating loss carryforwards to the extent that realization of such benefits is more likely than not.

The Company believes it is no longer subject to examination by Federal taxing authorities for fiscal years prior to December 31, 2007.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the disclosure of the fair value of financial instruments.  The new guidance, which is now part of Accounting Standards Codification (“ASC”) 825, Financial Instruments, requires disclosures about fair value of financial instruments in interim financial statements, as well as in annual financial statements.  The new guidance requires disclosure of fair value information about financial instruments for which it is practical to estimate such fair value and excludes certain insurance related financial assets and liabilities and all non-financial instruments.  The adoption of the new guidance did not have a material effect on the Company's consolidated financial condition and results of operations.

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

In June 2009, the FASB amended the existing authoritative guidance on variable interest entities (ASC 810).  This new guidance includes a new approach for determining when a variable interest entity (VIE) should be consolidated and changes when it is necessary to reassess who should consolidate a VIE.  The new approach requires the Company to qualitatively assess the determination of the primary beneficiary. The amendment is effective for interim and annual reporting periods beginning after November 15, 2009. Adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, ASC guidance, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

2.  Investments:

Investment in affiliate:

Following is a summary of KNG’s unaudited financial position at December 31, 2009, which is the most recently available information, and results of development stage activity for the year ended December 31, 2009:

Current assets	$17,933
Oil and gas property,
unproved	98,742
Other non-current assets	33,667
$150,342

Current liabilities	$96,567
Long-term debt and other
noncurrent liabilities	163,200
259,767

Stockholders' equity (deficit)	(109,425)
$150,342

Revenues	$-

Net loss (development stage)	$(46,195)

Cumulative net loss	$(115,541)

The Company’s investment asset will begin to exceed zero once KNG starts generating income.

There is no market for the common stock of KNG and accordingly, no quoted market price is available.

Investment in Joint Venture:

As of December 31, 2010, the Joint Venture generated an unaudited cumulative loss of over $22 million as a result of exploration activities in the Kurgan region during 2003-2009. Since cumulative losses of Joint Venture exceed the Company’s investment, the investment is carried at zero value.  The Company has no liability to guarantee the debts of the Joint Venture.

3.  Income Taxes:

At December 31, 2010, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $4,400,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2030.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $1,540,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  Leases:

There currently are no long-term lease arrangements that the Company is committed to.

5.  Related Party Transactions:

During the development stage period from January 1, 2003 through December 31, 2010, a variety of expenses were paid for by organizing stockholders.  As a result, amounts totaling $125,631 and $523,906 are payable to stockholders from the Company as of December 31, 2010 and 2009.

6.  Employment Contracts:

The Company had entered into employment contracts with certain senior management employees that set annual compensation, adjusted for capital levels raised by the Company.  These agreements have expired as of December 31, 2010.

At December 31, 2010 and 2009, accrued and unpaid salaries for all employees totaled $147,766 and $1,152,054, respectively.  These amounts are expected to be paid when sufficient cash flows are generated by the Company or by the issuance of restricted stock of the Company.  During 2010, the Company reduced accrued and unpaid salaries for employees by $1,333,288 through the issuance of 173,154 shares of common stock.

7.  Stock Option Plans:

In 2003 and in 2009, the Company granted stock options under a plan for the benefit of employees and directors of the Company. All granted stock options are for acquisition of restricted shares, meaning that there are substantial restrictions on the transferability and sale of such shares.

Pursuant to plan terms and related employment agreements, shares of common stock granted vest as follows:

	Shares Reserved		Outstanding and exerciseable
Vest	December 31,	December 31,	December 31,	December 31,	Exercise
Year	2010	2009	2010	2009	Price
2003	4,286	4,286	-	-	$9.80
2004	7,400	7,400	-	-	$14.00
2004	1,072	1,072	-	-	$22.40
2005	6,686	6,686	-	-	$42.00
2006	6,686	6,686	-	5,486	$42.00
2007	6,686	6,686	4,057	5,486	110% of the average
2008	6,686	6,686	4,057	5,486	closing stock price
					for the three months
					prior to grant date
2009	19,143	19,143	16,714	19,143	$3.85
	58,645	58,645	24,828	35,601

The options granted in 2003 expire four years from the date of vesting. The options granted in 2009 expire three years from the date of vesting.

On February 28, 2011, the Company with the consent of its stockholders, approved the Company’s 2010 Stock Incentive Plan that became effective on January 1, 2011. The Plan allows for a maximum of 57,142 shares of common stock to be issued pursuant to awards granted under the plan.  The stock options carry exercise prices that shall not be less than 100% of the fair market value of the common stock at the grant date for a less than 10% stockholder, and not less than 110% of the fair market value of the common stock at the grant date for a more than 10% stockholder.  No stock options were granted in 2010.

The following summarizes stock option activity:

	Number	Exercise
	of Shares	Price
Outstanding and exercisable at
January 1, 2003	-	$-

Vested - 2003	4,286	9.80

Outstanding and exercisable at
December 31, 2003	4,286

Vested - 2004	7,400	14.00
Vested - 2004	1,072	22.40
Expired - 2004	(1,429)	9.80
Expired - 2004	(714)	14.00

Outstanding and exercisable at
December 31, 2004	10,615

Vested - 2005	6,686	42.00

Outstanding and exercisable at
December 31, 2005	17,301

Vested - 2006	6,686	42.00

Exercised - 2006	(2,179)

Outstanding and exercisable
at December 31, 2006	21,808

Cancelled - 2007	(1,072)

Vested - 2007	6,686	various

Outstanding and excercisable at
December 31, 2007	27,422

Expired - 2008	(8,114)

Vested - 2008	6,686	various

Outstanding and excercisable at
December 31, 2008	25,994

Expired - 2009	(9,536)

Granted - 2009	19,143	3.85

Outstanding and excercisable at
December 31, 2009	35,601

Expired - 2010	(10,773)

Outstanding and excercisable at
December 31, 2010	24,828

The following tables summarize information about stock options outstanding and exercisable:

December 31, 2010
		Weighted Average
Exercise	Number of	Remaining Years of
Price	Options	Contractual Life
$158.20	602	1
149.80	314	1
135.80	314	1
113.40	314	1
118.30	314	1
127.40	314	1
125.30	314	1
123.90	314	1
102.20	314	1
81.20	314	1
60.20	314	1
53.20	314	1
50.40	600	2
44.10	314	2
34.30	314	2
26.60	314	2
21.70	632	2
23.80	314	2
22.40	314	2
23.10	314	2
18.20	314	2
14.70	314	2
9.80	314	2
3.85	16,714	2
	24,828

December 31, 2009
		Weighted Average
Exercise	Number of	Remaining Years of
Price	Options	Contractual Life
42.00	5,488	1
158.20	850	2
149.80	421	2
135.80	421	2
113.40	421	2
118.30	421	2
127.40	421	2
125.30	421	2
123.90	421	2
102.20	421	2
81.20	421	2
60.20	421	2
53.20	421	2
50.40	850	3
44.10	421	3
34.30	421	3
26.60	421	3
21.70	850	3
23.80	421	3
22.40	421	3
23.10	421	3
18.20	421	3
14.70	421	3
9.80	421	3
3.85	19,143	3
	35,601

The Company recognizes compensation cost based on the fair value method.  No compensation expense has been recognized through December 31, 2008 because management had determined the initial fair value of its stock options granted were minimal in light of the startup nature of the organization. The Company recorded compensation expense of $45,852 related to stock options granted in 2009. No compensation expense has been recognized for the year ended December 31, 2010. The following key assumptions were used in determining fair value:

2009
Dividend yield	0%
Risk free interest rate	1.50%
Expected volatility	100%

8.  Stock Warrants:

In 2005, 2006, 2007, and 2008, the Company granted warrants to purchase restricted common shares to certain consultants and non-employees for services rendered to the Company as follows:
2008
Grant Date	Number of Shares	Exercise Price	Original Exercise

January 1, 2008	250	$50.40	4 years
February 1, 2008	107	44.10	4 years
March 1, 2008	107	34.30	4 years
April 1, 2008	107	26.60	4 years
May 1, 2008	107	21.70	4 years
June 1, 2008	107	21.70	4 years
July 1, 2008	107	23.80	4 years
August 1, 2008	107	23.10	4 years
September 1, 2008	107	22.40	4 years
October 1, 2008	107	18.20	4 years
November 1, 2008	107	14.70	4 years
December 1, 2008	107	9.80	4 years
	1,427
2007
Grant Date	Number of Shares	Exercise Price	Original Exercise

January 1, 2007	250	$158.20	4 years
February 1, 2007	107	149.80	4 years
March 1, 2007	107	135.80	4 years
March 31, 2007 **	699	77.00	3 years
April 1, 2007	107	120.40	4 years
May 1, 2007	107	118.30	4 years
June 1, 2007	107	127.40	4 years
June 30, 2007 **	789	79.80	3 years
July 1, 2007	107	125.30	4 years
August 1, 2007	107	123.90	4 years
September 1, 2007	107	102.20	4 years
September 30, 2007 **	734	51.80	3 years
October 1, 2007	107	81.20	4 years
November 1, 2007	107	60.90	4 years
December 1, 2007	107	53.20	4 years
December 31, 2007 **	1,116	32.20	3 years
	4,765

2006
Grant Date	Number of Shares	Exercise Price	Original Exercise

March 31, 2006 *	11,429	$73.50	4 years
April 1, 2006 *	5,714	73.50	4 years
March 6, 2006 **	715	44.10	3 years
March 31, 2006 **	251	46.90	3 years
June 30, 2006 **	292	141.40	3 years
September 14, 2006 **	3,571	154.00	2 years
September 30, 2006 **	299	107.10	3 years
December 31, 2006 **	552	100.80	3 years
December 31, 2006 **	1,429	42.00	4 years
	24,252

2005
Grant Date	Number of Shares	Exercise Price	Original Exercise

April 1, 2005 *	1,429	$21.00	2 years
September 13, 2005 **	214	21.00	3 years
December 22, 2005 **	1,429	70.00	3 years
December 22, 2005 *	4,286	70.00	2 years
December 22, 2005 **	2,143	140.00	3 years
December 22, 2005 **	2,143	175.00	3 years
December 22, 2005 **	1,429	42.00	4 years
	13,073

*  Warrants exercised  through June 2007.
** Warrants expired as of December 31, 2010.

The fair values of each warrant granted is estimated on the grant date through 2008 using the Black-Scholes option valuation model.

9.  Fair Value of Financial Instruments:

The carrying values of cash, accounts payable, accrued expenses and demand loans approximates fair value due to their short-term maturity.

10.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through December 31, 2010.

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

For the cumulative period ended December 31, 2010, the Company obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

12.  Liability Conversion to Common Stock:

In October 2010, the Company issued 331,748 shares of restricted common stock to settle $1,313,488 of accrued payroll and $1,240,971 of accounts payable.  The conversion price was approximately $7.70 per share, which approximates the average market value of the Company’s common stock for the six months ended September 2010, adjusted for the 1:70 reverse stock split.

In November 2010, the Company issued 2,929 shares of restricted common stock to settle $19,800 of accrued payroll and $2,750 of accounts payable. The conversion price was approximately $7.70 per share, which approximates the average market value of the Company's common stock for the six months ended September 2010, adjusted for the 1:70 reverse stock split.

13.  Cash Flows Information:

Net cash flows from operating activities include cash payments for interest and income taxes as follows:

	2010	2009
Interest paid	$-	$-

Income taxes paid	$-	$-

Noncash financing activities excluded from the 2010 statement of cash flows include accounts payable and accrued expenses of $2,577,009 settled through issuance of common stock.

14.  Subsequent Event:

On February 28, 2011, the Company, with the consent of its stockholders, approved a 1:70 reverse stock split of the outstanding common stock effective March 15, 2011.  Additionally, the Company re-authorized 100,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock.  Accordingly, the consolidated financial statements have been retroactively adjusted as if these changes to the Company’s capital structure occurred on January 1, 2003.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, April 15, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were not effective as a result of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below, we performed  additional analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.

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

Effective as of December 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2010:

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

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial reporting in 2010. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The following table sets forth the name, age and position of each director and executive officer of the Company. There are no other persons who can be classified as a promoter or controlling person of the Company. The officers and directors of the Company are as follows:

Name	Age	Position

David Zaikin	43	Chairman of the Board of Directors and Chief Executive Officer

Helen Teplitskaia	56	President and Director

Elena Pochapski	45	Chief Financial Officer and Director

Timothy Peara	50	Director

David Zaikin
Chairman of the Board of Directors and Chief Executive Officer

David Zaikin has served as Chairman of the Board of Directors since December 2002 and as Chief Executive Officer of the Company since August 2004. Since September 1998, Mr. Zaikin has worked as Vice President of Harvey Kalles R.E. LTD, a Real Estate Company. Since August 2006, Mr. Zaikin has served as Chief Executive Officer and Director of ECM Asset Management, Inc. and since January 2008 as Executive Chairman of its parent company, RAM Resources Ltd. In 2003, Mr. Zaikin was recognized by "Who's Who" as one of the three Canadian businessmen for his extraordinary achievements. Mr. Zaikin also has a diverse background that includes experience in sales, marketing, finance and operation.
Mr. Zaikin also has a Bachelors Degree from Kharkov Government Pharmaceutical Institute.

Director Qualifications:

Mr. Zaikin’s 7-years of experience as CEO and Chairman of the Board of Directors of Siberian, 4-years of experience as the Chairman of the Board of Directors of RAM Resources Ltd. and prior leadership experience with one of Canada’s most successful real estate companies, provides the Board with unique strategic vision and market positioning expertise, based on Mr. Zaikin’s thorough understanding of the natural resources industry and global markets.

Helen Teplitskaia
President and Director

Helen Teplitskaia has served as the Company’s President and Director since May 2007.  Since January 2008, Ms. Teplitskaia has served as President and a member of the board of directors of RAM Resources Ltd. Ms. Teplitskaia also currently is an Adjunct Associate Professor of International Business and Markets - Global Initiatives in Management at Northwestern University, where she has taught since January 1998, and she has served as Executive Vice President and Head of Eurasia Practice at Imnex International, Inc. since April 1991.  Ms. Teplitskaia serves as President of the American-Russian Chamber of Commerce & Industry, President of the American-Eurasian Chamber of Commerce and Director of the International Energy Advisory Council.  Throughout her career, Ms. Teplitskaia has successfully assisted a variety of government agencies and private sector companies, including the United States Agency for International Development, US State Department, Ministry of Foreign Affairs of the Republic of Uzbekistan, AT&T, Baker & McKenzie, Case New Holland, Gazprom, Gillette, HeidelbergCement, Ingersoll-Rand, Maytag, Motorola, Pepsi-Cola and Morgan Stanley with start-up operations in markets, direct investment, mergers and acquisitions, joint ventures and licensing, marketing research, political interfacing and media relations.

Ms. Teplitskaia received her BA/MIS from the St. Petersburg University of Culture and MBA degree from Northwestern University Kellogg School of Management.

Director Qualifications:

A recipient of the 2007 Changing Worlds Award in Entrepreneurship & Business, Ms. Teplitskaia brings to the Board her expertise in entrepreneurial and corporate leadership and education. Ms. Teplitskaia is a leading expert on Russian/Eurasian affairs and advises the Board on opportunities and challenges of investments in the Russian market.

Elena Pochapski
Chief Financial Officer and Director

Elena Pochapski has served as Chief Financial Officer and Director of the Company since August 1, 2003. Since August 2006, Ms. Pochapski has served as Chief Financial Officer and Director of ECM Asset Management, Inc. Between January 2008 and July 2008, Ms. Pochapski served as a member of the board of directors of ECM Asset Management, Inc.’s parent company RAM Resources Ltd. (“RAM”). She currently serves as an independent contractor with RAM.  Before her employment at the Company, Ms. Pochapski served as a Senior Accountant at Silver Gold Glatt & Grosman, LLP., from January 2002 to May 2004. Previous to that, Ms. Pochapski was employed as an accountant at Cunningham & Associates, LLP., from September 1999 to December 2001. Previous to that, Mrs. Pochapski worked as an accountant at Price Waterhouse Coopers in Moscow, Russia from January 1997 to April 1999. Ms. Pochapski has extensive experience in public accounting, audits and corporate finance. She is also familiar with Russian accounting procedures and has experience with translating Russian financial statements into US GAAP and International Accounting Standards (IAS). Ms. Pochapski received a Bachelor of Economics degree from Moscow State University. She is also certified as a Certified General Accountant (CGA) in Canada and as a Certified Public Accountant (CPA) in the State of Maine, U.S.

Director Qualifications:

Ms. Pochapski’s background as financial accountant and auditor, with over 15 years of  progressive management positions in finance, including holding the CFO position with Siberian since 2003 and her  thorough knowledge of international reporting practices helps the Board address the financial aspects of the Company’s development and potential business acquisitions.

Timothy Peara
Director

Timothy Peara has served as a Director of the Company since April 12, 2005. Since August 2007, he has been the Chief Operating Officer of Energy Invest Group, London though he remains the Managing Director of Alternative Energy Finance, a firm he founded in October, 2005 as the successor to Emerging Markets Finance International. From December 2001 to April 2003, he served as Finance Director of TNG Energy AG, in Frankfurt, Germany. From August 2000 to October 2001, he served as Vice President of UT Energy Holdings, in London, England and Hartford, Connecticut. From December 1998 to June 2000, he served as Vice President of PSG International, in London, England. From August 1997 to June 1998 he served as a Senior Trader with Koch Supply & Trading, in London, England. From June 1991 to July 1997, he served as a Director with Lehman Brother, in London, England. From January 1989 to May 1991, he served as Vice President of Prudential Securities, Inc. in London, England. Mr. Peara obtained a Bachelors degree from Wesleyan University in Latin American Studies in 1983 and a Masters degree in Business Administration from the University of Chicago in 1988. Mr. Peara holds a Series 3 and Series 7 brokers license.

Director Qualifications:

Mr. Peara brings unique leadership and entrepreneurial experience to the Board.  Due to his position as the Founder and Managing Director of Alternative Energy Finance, which specializes in global financing for energy entrepreneurs, Mr. Peara brings over 22 years experience to the Board in connection with deal structuring, business development, financial modeling and capital raising, with an emphasis on early stage corporate development.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Mr. Zaikin. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time, due in part to the Company’s limited operations and resources.  Mr. Zaikin possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

While we do not currently maintain a separate audit, nominating or compensation committee, our full Board of Directors exercises oversight of our risk management policies and practices that such committees would usually undertake separately.   We believe that individual and smaller committees of Directors are not needed at this time to insure effective risk oversight due to the limited size, operations and transactions of the Company, which can be adequately managed by and overseen by the full Board of Directors of the Company.  Risks overseen by the Board of Directors include risks related to the Company’s financial statements, the financial reporting process, accounting and certain legal matters; risks related to the internal audit function and the Company’s compliance programs; and risks arising from our compensation policies, practices and programs, as well as the mitigating controls, to determine whether any such risks are material to us.

------------------------------

Director Independence

The Over-The-Counter Bulletin Board does not have rules regarding director independence.  The Company will seek to appoint independent Directors, if and when it is required to do so.

Officers

Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement.

Board of Directors Meetings

The Company had no official meetings of the Board of Directors of the Company during the last fiscal year ending December 31, 2010. During the year ended December 31, 2010, the Board of Directors took action pursuant to two consents to action without a meeting pursuant to Section 78.315 of the Nevada Revised Statutes, which authorizes the taking of action by the written consent of the Board of Directors without a meeting. Each member of the Company’s Board of Directors is encouraged, but not required to attend shareholder meetings.

----------------------------

We are not aware of the occurrence during the last ten years of any events that are material to an evaluation of the ability or integrity of any of our Directors, executive officers, or control persons such as the following:

▪	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting the involvement of such person in any type of business, securities or banking activities; and

▪
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Board of Directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the entire Board of Directors.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this filing.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by only a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

 EMPLOYMENT AGREEMENTS

David Zaikin, Chief Executive Officer and Director

David Zaikin, the Company's Chief Executive Officer, signed an employment agreement effective as of August 1, 2004, which expired as of December 31, 2008 (but was extended to December 31, 2009, pursuant to the Zaikin Employment Extension Agreement and further to December 31, 2010, as described below). Under the agreement, Mr. Zaikin was obligated to perform at least 40 hours per week of work on behalf of the Company.

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

In April 2010, and effective as of January 1, 2010, and again in August 2010, and effective as of July 2010, the Company entered into extensions to the Employment Agreement of David Zaikin, its Chairman and Chief Executive Officer setting his annual compensation at $180,000 and extending such Employment Agreement until December 31, 2010.

Mr. Zaikin was provided eight (8) weeks of vacation leave per year. Additionally, Mr. Zaikin also had the right under his employment agreement to purchase stock options in the Company. Under the 2003 plan, Mr. Zaikin had the right to purchase 1,429 shares of restricted stock, at an exercise price of $9.80 per share, which options expired unexercised on December 31, 2007. Under the 2004 plan, Mr. Zaikin had the right to purchase 1,429 shares of the Company's common stock, at an exercise price of $14.00 per share, which options expired unexercised on December 31, 2008. Under the 2005 plan, Mr. Zaikin has the right to purchase 1,429 shares of the Company's common stock, at an exercise price of $42.00 per share, which expired unexercised on December 31, 2009 and under the 2006 plan, Mr. Zaikin had the right to purchase 1,429 shares of the Company’s common stock, at an exercise price of $42.00 per share, which options expired unexercised on December 31, 2010. Mr. Zaikin's stock option plan continued until December 31, 2008, giving him the right to purchase 143 shares of common stock as of January 1, of each year, and 108 shares on the first date of each month thereafter, up to a maximum of 1,429 shares per year, with the exercise prices as follows: for the year beginning January 1, 2007 and any subsequent year, the exercise price will be 110% of the average closing prices for the three months prior to each grant date. All stock options received by Mr. Zaikin terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Mr. Zaikin are non-transferable, except by will or upon death, and any attempt to do so shall void the option. In May 2009 (as described below), Mr. Zaikin was granted stock options to purchase 4,286 shares of common stock at an exercise price of $3.85 per share. The options expire on May 4, 2012.

Helen Teplitskaia, President and Director

Helen Teplitskaia is the Company’s President and Director.  She has not signed a formal employment agreement with the Company.  However, through a letter agreement, the Company agreed to provide her compensation by issuing her 143 shares of restricted common stock per month, beginning May 2007 and for each month thereafter for the years ended December 31, 2007, 2008, 2009 and 2010 and continuing during fiscal 2011.  The Company also issued her 715 shares of restricted common stock as a signing bonus.  Additionally in May 2009, Ms. Teplitskaia was granted stock options to purchase 2,858 shares of common stock in the Company (as described below) at an exercise price of $3.85 per share. The options expire on May 4, 2012.

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

On or around April 30, 2009, the Company entered into a “One Year Term Extension To The Employment Agreement of August 1, 2004” with Elena Pochapski, the Company’s Chief Financial Officer (the “Pochapski Employment Extension Agreement”).  The Pochapski Employment Extension Agreement extended the term of the previous employment agreement entered into on August 1, 2003, for an additional year, such that the employment agreement was to expire on December 31, 2009.  The salary for the year ending December 31, 2009 was $75,000.  Additionally, Mrs. Pochapski was granted additional stock options in the Company as described below.

In April 2010, and effective as of January 1, 2010, and again in August 2010, and effective as of July 2010, the Company entered into extensions to the Employment Agreement of Ms. Pochapski, setting her annual compensation at $75,000 and extending such Employment Agreement until December 31, 2010.

Ms. Pochapski had the right under her employment agreement to receive stock options in the Company. Under the 2003 plan, Ms. Pochapski had the right to purchase 1,429 shares of restricted stock of the Company for an exercise price of $9.80 per share, which options were exercised by Ms. Pochapski in February 2006. Under the 2004 plan, Ms. Pochapski had the right to purchase 1,429 shares at an exercise price of $14.00 per share, which options expired unexercised on December 31, 2008, under the 2005 plan, Ms. Pochapski has the right to purchase 1,429 shares at an exercise price of $42.00 per share, which options expired unexercised on December 31, 2009, and under the 2006 plan, Ms. Pochapski has the right to purchase 1,429 shares at an exercise price of $42.00 per share, which options expired unexercised on December 31, 2010. Ms. Pochapski's stock option plan continued until December 31, 2008, giving her the right to purchase 143 shares of common stock as of January 1, of each year, and 108 shares on the first date of each month thereafter, up to a maximum of 1,429 shares per year, with exercise prices as follows: for 2007 and each subsequent year the exercise price is 110% of the average closing prices for the three months prior to the grant date. All stock options received by Ms. Pochapski will terminate at 5:00 p.m. (Eastern Standard Time) on the fourth anniversary of December 31st of each year in which the options were granted. All options received by Ms. Pochapski are non-transferable except by will or the laws of distribution and any attempt to do so shall void the option. In May 2009 (as described below), Ms. Pochapski was granted the right to purchase 4,286 shares of common stock at an exercise price of $3.85 per share. The options expire on May 4, 2012.

Previously, on September 1, 2005, the Company entered into an "Amendment to the Employment Agreement Dated August 1, 2003" ("Amended Employment Agreement") with Elena Pochapski. Pursuant to the terms of the Amended Employment Agreement, Ms. Pochapski agreed to forgive $50,000 of salary which she was owed for services rendered under her employment agreement, in return for the Company issuing her 5,715 shares of the Company's restricted common stock. Additionally, Ms. Pochapski agreed to postpone the payment of the remaining $84,707 (which has since been converted into shares of common stock in connection with Debt Conversion Agreements described below) which she was owed in connection with her employment agreement from the period from August 1, 2003 to August 30, 2005, until such time as the Company has sufficient profits to pay the amount in cash either partially or in full. The Amended Employment Agreement also set Ms. Pochapski's annual salary for the period from September 1, 2005 until August 30, 2006 at CDN $75,000. The Amended Employment Agreement also provided for the Company to pay Ms. Pochapski a monthly allowance of CDN $500 in consideration for her using her personal automobile for Company related services.

May 2009 Stock Option Agreements:

On May 4, 2009, the Company’s Board of Directors approved new Stock Option Agreements and a grant of stock options to purchase an aggregate of 19,143 shares of the Company’s common stock to the officers and various Directors of the Company in consideration for their services to the Company for the year ending December 31, 2009.  David Zaikin, the Company’s Chief Executive Officer and Director, was granted stock options to purchase 4,286 shares, Elena Pochapski, the Company’s Chief Financial Officer and Director was granted stock options to purchase 4,286 shares, Helen Teplitskaia, the Company’s President and Director was granted options to purchase 2,858 shares, Timothy Peara, the Company’s Director was granted options to purchase 2,858 shares, Oleg Zhuravlev, the Company’s former Director was granted options to purchase 2,429 shares, and Sergey Potapov, the Company’s former Director was granted options to purchase 2,429 shares.  All of the stock options have an exercise price of $3.85 per share, the market price of the Company’s common stock on the grant date. Additionally, all of the stock options have the same vesting terms, including the vesting of 1/4th of the stock options on the grant date, and 1/4th of the stock options vesting at the end of each of the Company’s next three fiscal quarters.  All of the stock options expire three years from the grant date and include a cashless exercise provision.

Debt Conversion Agreements

In October 2010, certain of the Company’s creditors, including Mr. Zaikin and Ms. Pochapski entered into Debt Conversion Agreements with the Company, described in greater detail below under “Certain Relationships and Related Transactions”, pursuant to which they agreed to convert the amount they were owed into shares of the Company’s common stock.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, David Zaikin, Elena Pochapski, Sergey Potapov, Tim Peara, Helen Teplitskaia, Business Standard and Svetlana Slepchuk are currently subject to Section 16(a) filing requirements and Svetlana Slepchuk, a greater than 5% shareholder of the Company, has not made her required filings with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Compensation paid (or payable) to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

Name And						All Other					Total
Principal	Fiscal					Compen-	Stock	Option			Compen-
Position (1)	Year	Salary			Bonus ($)	sation	Awards	Awards			sation

David Zaikin	2010		$180,000		--	--	--		$--		$180,000
CEO and	2009		$180,000	*	--	--	--		$10,266	(2)	$190,266
Chairman

Helen Teplitskaia	2010	$					15,000	$			$15,000
President and	2009		$--		--	--	8,400		$6,844	(2)	$15,244
Director

Elena Pochapski	2010		$75,000					$			$75,000
CFO and	2009		$75,000	*	--	--	--		$10,266	(2)	$85,266
Director

Salaries above do not include perquisites and other personal benefits in amounts less than an aggregate of 10% of the individual’s salaries listed above.

* All salaries listed above for fiscal 2009 and 2010 were accrued and were satisfied in shares of the Company’s common stock in October 2010, in connection with the Debt Conversion Agreements described above.

(1) Other than the individuals listed above, the Company has no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last three fiscal years. No executive employee listed above received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings over the past three (3) years.

(2) On May 4, 2009, the Company’s Board of Directors approved new Stock Option Agreements and a grant of stock options to purchase an aggregate of 19,143 shares of the Company’s common stock to the officers and various Directors of the Company in consideration for their services to the Company for the year ending December 31, 2009.  David Zaikin, the Company’s Chief Executive Officer and Director was granted stock options to purchase 4,286 shares, Elena Pochapski, the Company’s Chief Financial Officer and Director was granted stock options to purchase 4,286 shares, Helen Teplitskaia, the Company’s President and Director was granted options to purchase 2,858 shares, Timothy Peara, the Company’s Director was granted options to purchase 2,858 shares, Oleg Zhuravlev, the Company’s former Director was granted options to purchase 2,429 shares, and Sergey Potapov, the Company’s then Director was granted options to purchase 2,429 shares.  All of the stock options have an exercise price of $3.85 per share, the market price of the Company’s common stock on the grant date. Additionally, all of the stock options have the same vesting terms, including the vesting of 1/4th of the stock options on the grant date, and 1/4th of the stock options vesting at the end of each of the Company’s following three fiscal quarters.  All of the stock options expire three years from the grant date and include a cashless exercise provision.

Board of Directors Compensation:

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2010:

NAME (1)	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)	TOTAL ($)

Oleg V. Zhuravlev (2)	--	--	--
Sergei Potapov (3)	--	--	--
Timothy Peara	$35,000	--	$35,000

No Director received any Stock Awards, Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings or other compensation during the fiscal year ended December 31, 2010.

(1) Mr. Zaikin, Ms. Teplitskaia and Ms. Pochapski did not receive any compensation separate from the consideration they received as an officer of the Company for the year ended December 31, 2010 in consideration for services to the Board as a Director of the Company.

(2) Resigned effective January 11, 2010.

(3) Did not stand for re-election at the Company’s 2011 Annual Meeting of Stockholders, and as such, ceased serving as a Director effective February 28, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(#)	(#)	(#)	($)	(f)	(#)	($)	(#)	(#)
	Exercisable	Unexercisable	(d)	(e)		(g)	(h)	(i)	(j)
	(b)	(c)
David Zaikin	1,072	-	-	$3.85	May 4, 2012
	1,072	-	-	$3.85	May 4, 2012
	1,072	-	-	$3.85	May 4, 2012
	1,072	-	-	$3.85	May 4, 2012
	250	-	-	$50.40	December 31, 2012
	108	-	-	$44.10	December 31, 2012
	108	-	-	$34.30	December 31, 2012
	108	-	-	$26.60	December 31, 2012
	108	-	-	$21.70	December 31, 2012
	108	-	-	$21.70	December 31, 2012
	108	-	-	$23.80	December 31, 2012

108	-	-	$23.10	December 31, 2012
108	-	-	$22.40	December 31, 2012
108	-	-	$18,20	December 31, 2012
108	-	-	$14.70	December 31, 2012
108	-	-	$9.80	December 31, 2012
250	-	-	$158.20	December 31, 2011
108	-	-	$149.80	December 31, 2011
108	-	-	$135.80	December 31, 2011
108	-	-	$113.40	December 31, 2011
108	-	-	$118.30	December 31, 2011
108	-	-	$127.40	December 31, 2011
108	-	-	$125.90	December 31, 2011
108	-	-	$123.90	December 31, 2011
108	-	-	$102.20	December 31, 2011
108	-	-	$81.20	December 31, 2011
108	-	-	$60.20	December 31, 2011
108	-	-	$53.20	December 31, 2011
Elena Pochapski
1,072	-	-	$3.85	May 4, 2012
1,072	-	-	$3.85	May 4, 2012
1,072	-	-	$3.85	May 4, 2012
1,072	-	-	$3.85	May 4, 2012
250	-	-	$50.40	December 31, 2012
108	-	-	$44.10	December 31, 2012
108	-	-	$34.30	December 31, 2012
108	-	-	$26.60	December 31, 2012
108	-	-	$21.70	December 31, 2012
108	-	-	$21.70	December 31, 2012

108	-	-	$23.80	December 31, 2012
108	-	-	$23.10	December 31, 2012
108	-	-	$22.40	December 31, 2012
108	-	-	$18,20	December 31, 2012
108	-	-	$14.70	December 31, 2012
108	-	-	$9.80	December 31, 2012
250	-	-	$158.20	December 31, 2011
108	-	-	$149.80	December 31, 2011
108	-	-	$135.80	December 31, 2011
108	-	-	$113.40	December 31, 2011
108	-	-	$118.30	December 31, 2011
108	-	-	$127.40	December 31, 2011
108	-	-	$125.90	December 31, 2011
108	-	-	$123.90	December 31, 2011
108	-	-	$102.20	December 31, 2011
108	-	-	$81.20	December 31, 2011
108	-	-	$60.20	December 31, 2011
108	-	-	$53.20	December 31, 2011

Helen Teplitskaia
715	-	-	$3.85	May 4, 2012
715	-	-	$3.85	May 4, 2012
715	-	-	$3.85	May 4, 2012
715	-	-	$3.85	May 4, 2012

2010 Stock Incentive Plan

On December 15, 2010, with an effective date of January 1, 2011, the Company's Board of Directors adopted, subject to the approval of our Majority Stockholders (which was obtained on February 28, 2011), the Company's 2010 Stock Incentive Plan (the "Plan").  The Plan is intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, Directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The Plan is designed to help attract and retain for the Company, personnel of superior ability for positions of exceptional responsibility, to reward employees, officers, Directors and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.

The Plan will provide an opportunity for any employee, officer, Director or consultant of the Company, except for instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company's securities, subject to any other limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company's success, and such other factors as the Board of Directors in its discretion shall deem relevant.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company's common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is 57,142 shares. Such shares of common stock shall be made available from the authorized and unissued shares of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Siberian’s capital stock as of April 8, 2011 by (i) each person who is known by Siberian to own beneficially more than five percent (5%) of Siberian’s outstanding voting stock; (ii) each of Siberian’s Directors; (iii) each of Siberian’s executive officers; and (iv) all of Siberian’s current executive officers and Directors as a group. As of April 8, 2011, 667,659 shares of Siberian common stock were issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. Siberian believes that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person.

Name And Address Of Beneficial Owner	Shares Of Common Stock Beneficially Owned (1)	Options to Purchase Shares of Common Stock Exercisable Within The Next 60 Days	Total Shares Of Common Stock Beneficially Owned (2)	Percent (1)
David Zaikin CEO and Director 330 Madison Ave., 6th Floor, New York, New York 10017	161,056	7,144 (3)	168,200	24.9%
Elena Pochapski CFO and Director 330 Madison Ave., 6th Floor, New York, New York 10017	44,238(4)	7,144 (5)	51,382	7.6%
Tim Peara Director 330 Madison Ave., 6th Floor, New York, New York 10017	42,337	5,716 (6)	48,053	7.1%
Helen Teplitskaia President and Director 330 Madison Ave. 6th Floor New York, New York 10017	7,429 (7)	2,858 (8)	9,858	1.5%
Business Standard 17 Nastavichesky Pereulok Unit 1 Moscow 107120	92,537	-	92,537	13.9%
Svetlana Slepchuk Mosfilmovskaya Street 17/25 Apt. 17 Moscow, Russia 119330	55,715	-	55,715	8.3%
All the Officers and Directors as a group (4 persons)	255,060 (4)(7)	22,862 (3)(5)(6)(8)	277,493	39.9%

(1) Based on 667,659 shares of the Company’s common stock issued and outstanding as of April 8, 2011. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 8, 2011, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

(2) Includes shares of common stock held as well as shares of common stock subject to an option or warrant currently exercisable or exercisable within sixty (60) days of April 8, 2011.

(3) Includes 1,429 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007, and 1,429 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date as described in greater detail above under “Outstanding Equity Awards At Fiscal Year-End”. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. Also includes Stock Options to purchase 4,286 shares of common stock with an exercise price of $3.85 per share, the market price of the Company’s common stock on the grant date, May 4, 2009, which stock options expire three years from the grant date and include a cashless exercise provision.

(4) Includes 429 shares held in Ms. Pochapski’s daughter’s name, which Ms. Pochapski is deemed to beneficially own.

(5) Includes 1,429 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007 and 1,429 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date as described in greater detail above under “Outstanding Equity Awards At Fiscal Year-End”. All options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. Also includes Stock Options to purchase 4,286 shares of common stock with an exercise price of $3.85 per share, the market price of the Company’s common stock on the grant date, May 4, 2009, which stock options expire three years from the grant date and include a cashless exercise provision.

(6) Includes 1,429 options to purchase shares of our common stock as described above, which vested throughout the fiscal year ended 2007 and 1,429 options to purchase shares of our common stock at an exercise price equal to 110% of the average closing prices for the three months prior to each grant date. All Director options are valid until 5 P.M. December 31, on the fourth anniversary of each year that the options vest. Also includes Stock Options to purchase 2,858 shares of common stock with an exercise price of $3.85 per share, the market price of the Company’s common stock on the grant date, May 4, 2009, which stock options expire three years from the grant date and include a cashless exercise provision.

(7) Includes 429 shares of common stock which the Company has agreed to issue to Ms. Teplitskaia for services rendered during the months of January, February and March 2011, which shares have not been issued to date, or included in the number of issued and outstanding shares disclosed throughout this report.

(8) Includes Stock Options to purchase 2,858 shares of common stock with an exercise price of $3.85 per share, the market price of the Company’s common stock on the grant date, May 4, 2009, which stock options expire three years from the grant date and include a cashless exercise provision.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has previously agreed to pay its President, Helen Teplitskaia, 143 shares of common stock per month for her service to the Company.  As such, in June 2009, the Company issued Ms. Teplitskaia an aggregate of 858 shares, 143 shares per month from January 2009 to June 2009.

On or around April 30, 2009, the Company entered into a “One Year Term Extension To The Employment Agreement of August 1, 2004” with David Zaikin, the Company’s Chief Executive Officer and Elena Pochapski, the Company’s Chief Financial Officer (the “Executives” and the “Employment Extension Agreements”).  The Employment Extension Agreements extended the term of the Executives previous employment agreements entered into on August 1, 2004 and September 1, 2003, respectively, for an additional year, such that the employment agreements were to expire on December 31, 2009.  The Executives’ salaries for the year ending December 31, 2009 were $180,000 and $75,000 for Mr. Zaikin and Ms. Pochapski, respectively.  Additionally, both of the Executives were granted additional stock options in the Company as described below.

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

On May 4, 2009, the Company’s Board of Directors approved new Stock Option Agreements and a grant of stock options to purchase an aggregate of 19,143 shares of the Company’s common stock to the officers and various Directors of the Company in consideration for their services to the Company for the year ending December 31, 2009.  David Zaikin, the Company’s Chief Executive Officer and Director, was granted stock options to purchase 4,286 shares, Elena Pochapski, the Company’s Chief Financial Officer and Director, was granted stock options to purchase 4,286 shares, Helen Teplitskaia, the Company’s President and Director, was granted  options to purchase 2,858 shares, Timothy Peara, the Company’s Director, was granted options to purchase 2,858 shares, Oleg Zhuravlev, the Company’s former Director, was granted options to purchase 2,429 shares, and Sergey Potapov, the Company’s then Director, was granted options to purchase 2,429 shares.  All of the stock options have an exercise price of $3.85 per share, the market price of the Company’s common stock on the grant date. Additionally, all of the stock options have the same vesting terms, including the vesting of 1/4th of the stock options on the grant date, and 1/4th of the stock options vesting at the end of each of the Company’s next three fiscal quarters.  All of the stock options expire three years from the grant date and include a cashless exercise provision.

Vladimir Eret resigned as a Director of the Company effective November 23, 2009.

Oleg Zhuravlev resigned as a Director of the Company effective January 11, 2010.

In October 2010, the Company entered into Debt Conversion Agreements with nine (9) creditors of the Company (the majority of which were shareholders and related parties of the Company), pursuant to which such creditors agreed to convert an aggregate of $2,554,460 of debt owed to such creditors by the Company and accrued and unpaid interest thereon, which debt represented loans previously provided by the creditors to the Company, accrued and unpaid salary and other debts owed to the creditors by the Company, into 331,748 shares of restricted common stock of the Company (representing 55% of the Company’s then outstanding shares), at the rate of one share for each $7.70 of debt converted (the “Conversion”).  The Conversion price of $7.70 per share was calculated based on the average market price of the Company’s common stock for the six months prior to September 30, 2010.

Included in the creditors who agreed to the Conversions were Alternative Energy Finance (which is an entity controlled by Timothy Peara, a Director of the Company), which converted $158,924 of debt owed to it by the Company into 20,640 shares of restricted common stock (representing 3.4% of the Company’s outstanding common stock); Timothy Peara, who converted $147,537 of debt owed to him by the Company into 19,161 shares of restricted common stock (representing 3.2% of the Company’s outstanding common stock); Elena Pochapski, the Company’s Chief Financial Officer and Director, who converted $298,832 owed to her by the Company into 38,809 shares of restricted common stock (representing 6.5% of the Company’s outstanding common stock); and David Zaikin, the Company’s Chief Executive Officer and Director, who converted $1,153,228 of debt owed to him by the Company into 149,770 shares of restricted common stock (representing 24.9% of the Company’s outstanding common stock).  Additionally, Business Standard, a consultant of the Company, converted $607,975 of debt owed to it by the Company into 78,958 shares of common stock (representing 13.2% of the Company’s then outstanding common stock).

In November 2010, the Company issued its President, Helen Teplitskaia, an additional 2,572 shares of common stock in consideration for services rendered during the months of July, August, September, October, November and December 2009 and the months of January, February, March, April, May, June, July, August, September, October, November and December 2010. The Company owes Ms. Teplitskaia an additional 429 shares of common stock for services rendered during the months of January, February and March 2011, which shares have not been issued to date, or included in the number of issued and outstanding shares disclosed throughout this report (however, such shares have been included in Ms. Teplitskaia's beneficial ownership as disclosed above).

In November 2010, David Zaikin purchased 429 shares of the Company’s common stock in the open market at an average price per share of approximately $2.80.

Sergei Potapov did not stand for re-election at the Company’s 2011 Annual Meeting of Stockholders, and as such, ceased serving as a Director effective February 28, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $21,545 and $22,500, respectively.

Audit Related Fees

None.

Tax Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $1,750 and $1,750, respectively.

All Other Fees

None.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit No.	Description of Exhibit

3.1(a)	Original Articles of Incorporation of the Company then called "Advanced Rehab Technology Corporation."

3.2(b)	Certificate of Amendment to the Company's Articles of Incorporation filed March 9, 2001, changing the Company's name to "Talking Cards, Inc."

3.3(b)	Certificate of Amendment to the Company's Articles of Incorporation filed February 12, 2002, changing the Company's name to "Osterking Incorporated."

3.4(b)	Certificate of Amendment to the Company's Articles of Incorporation filed December 3, 2002, changing the Company's name to "17388 Corporation Inc."

3.5(b)	Certificate of Amendment to the Company's Articles of Incorporation filed May 5, 2003, changing the Company's name to "Trans Energy Group Inc."

3.6(b)	Certificate of Amendment to the Company's Articles of Incorporation filed December 3, 2003, changing the Company's name to "Siberian Energy Group Inc."

3.7 (b)
Certificate of Amendment to the Company's Articles of Incorporation filed April 25, 2005, affecting a 1:2 reverse stock split, re-authorizing 100,000,000 shares of common stock, par value $0.001 per share, and authorizing 10,000,000 shares of preferred stock, par value $0.001 par value per share

3.8(c)	Certificate of Amendment to Articles of Incorporation Affecting a 1:70 Reverse Stock Split

3.9(d)	Amended and Restated Bylaws

4.1(e)	Siberian Energy Group Inc. 2010 Stock Incentive Plan

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(15)	Agreement of Purchase and Sale with Limited Liability Company Neftebitum, Sergey V. Prokopiev, and Oleg G. Shelepov

10.37(15)	Operating Agreement with Limited Liability Company Neftebitum

10.38(16)	One Year Extension to the Employment Agreement of August 1, 2004 with David Zaikin

10.39(16)	One Year Extension to the Employment Agreement of August 1, 2004 with Elena Pochapski

10.40(16)	Stock Option Agreement for David Zaikin

10.41(16)	Stock Option Agreement for Elena Pochapski

10.42(17)	Extension of Employment Agreement of David Zaikin

10.43(17)	Extension of Employment Agreement of Elena Pochapski

10.44(18)	Form of Debt Conversion Agreement

10.45(18)	Extension of Employment Agreement of David Zaikin

10.46(18)	Extension of Employment Agreement of Elena Pochapski

21.1(14)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

* Filed herein.

(a) Filed as an Exhibit to our Form SB-2 Registration Statement, filed with the Commission on September 10, 2004, and incorporated herein by reference.

(b) Filed as an Exhibit to the Company's Form 8-K, filed with the Commission on May 2, 2005, and incorporated herein by reference.

(c) Filed as an Exhibit to the Company’s Form 8-K, filed with the Commission on March 15, 2011, and incorporated herein by reference.

(d) Filed as an Exhibit to the Company’s Form 10-KSB, filed with the Commission on April 2, 2007, and incorporated herein by reference.

(e) Filed as an Exhibit to the Company’s Definitive Information Statement on Schedule 14C, filed with the Commission on January 14, 2011, and incorporated herein by reference.

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

(7) Filed as Exhibit 99.1 to our Report on Form 10-KSB for the year ended December 31, 2004, and incorporated herein by reference.

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

(11) Filed as Exhibits to our Report on Form 10-KSB filed with the Commission on April 2, 2007, and incorporated herein by reference.

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

(18) Filed as an Exhibit to our Report on Form 10-Q filed with the Commission on November 19, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: April 15, 2011	/s/ David Zaikin
David Zaikin
Chief Executive Officer
(Principal Executive Officer)

DATED: April 15, 2011	/s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ David Zaikin	Chief Executive Officer	April 15, 2011
David Zaikin	and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Elena Pochapski	Chief Financial Officer (Principal Accounting Officer)	April 15, 2011
Elena Pochapski (Principal Financial Officer)	and Director

/s/ Helen Teplitskaia	President and Director	April 15, 2011
Helen Teplitskaia

/s/ Timothy Peara	Director	April 15, 2011
Timothy Peara