Form 10-Q
period 2011-03-31
Siberian Energy Group Inc.
filed 2011-06-22
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of June 20, 2011, the issuer had 67,367,659 shares of common stock, $0.001 par value per share outstanding, which number does not include 715 shares which the registrant has agreed to issue to its President, Helen Teplitskaia for services rendered during the months of January through May 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of March 31, 2011, and the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2011 and 2010, and the cumulative period of development stage activity (January 1, 2003 through March 31, 2011).  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Siberian Energy Group Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 15, 2011, we expressed an unqualified opinion on those financial statements with an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
June 21, 2011

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2011	2010

Assets
Current assets:
Cash	$450	$467
Prepaid expenses and other	226	8,810
	676	9,277

Investment in ZNG, Ltd., at equity	-	-

Investment in KNG, at equity	-	-

Oil and gas properties, unproved	-	-

Property and equipment, net	-	623

	$676	$9,900

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$172,027	$125,631
Related party - Baltic Petroleum, interest at 14%	76,425	74,926
Others	50,753	20,017
Accrued payroll	221,166	147,766
	520,371	368,340

Stockholders' equity:
Preferred stock - 10,000,000 shares, $.001 par value	-	-
Common stock - authorized 100,000,000 shares, $.001 par value
667,659 issued and outstanding	668	668
Additional paid-in capital	15,756,738	15,756,738
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(15,813,226)	(15,651,971)
Accumulated other comprehensive loss	(14,090)	(14,090)
	(519,695)	(358,440)

	$676	$9,900

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Operations			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			March 31,
For the three months ended March 31,	2011	2010	2011

Revenues and other income:
Management fees from joint venture	$-	$-	$1,135,000
Gain from entrance into joint venture	-	-	364,479
Other	-	-	6,382
Total revenues and other income	-	-	1,505,861

Expenses:
Salaries	73,400	81,800	4,208,258
Professional and consulting fees	72,471	60,151	5,396,242
Rent and occupancy	-	-	237,498
Depreciation and amortization	-	168	105,502
Finance charges and interest	1,499	1,759	127,604
Marketing and other	13,885	3,016	2,090,966
Total expenses	161,255	146,894	12,166,070

Loss from disposition of loan receivable - affiliate	-	-	29,500

Loss from sale of investment	-	-	669,570

Loss on deemed disposition of oil and
gas properties, unproved	-	-	3,928,000

Impairment charge on investment	-	-	525,947

Loss before income taxes	161,255	146,894	15,813,226

Provision for income taxes (benefit)	-	-	-

Net loss (development stage)	$161,255	$146,894	$15,813,226

Basic and diluted loss per common share
after 1:70 reverse stock split	$(0.24)	$(0.50)	$(67.16)

Weighted average number of basic and diluted common
shares outstanding after 1:70 reverse stock split	667,659	296,418	235,467

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through March 31, 2011

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, January 1, 2003 (pre-development stage)	135,801	$136	$434,962	$(449,785)	$-	$(14,687)

Loss for the year - 2003	-	-	-	(422,516)	-	(422,516)	$(422,516)

Shares issued in acquisition (ZNG)	14,286	14	(14)	-	-	-

Balance, December 31, 2003	150,087	$150	$434,948	$(872,301)	-	$(437,203)

Loss for the year - 2004	-	-	-	(833,567)	-	(833,567)

Foreign currency translation adjustment	-	-	-	-	(53,120)	(53,120)	$(886,687)

Shares issued in acquisition (ZNG)	49,286	49	749,951	-	-	750,000

Shares issued for professional services	715	1	9,999	-	-	10,000

Other	-	-	34,426	-	-	34,426

Balance, December 31, 2004	200,088	$200	$1,229,324	$(1,705,868)	$(53,120)	$(529,464)

Loss for the year - 2005	-	-	-	(1,153,686)	-	(1,153,686)

Foreign currency translation adjustment	-	-	-	-	50,614	50,614	$(1,103,072)

Shares issued for professional services	5,500	6	198,208	-	-	198,214

Shares issued for accrued salaries	24,286	24	303,547	-	-	303,571

Warrants granted for professional services	-	-	310,000	-	-	310,000

Balance, December 31, 2005	229,874	$230	$2,041,079	$(2,859,554)	$(2,506)	$(820,751)

Loss for the year - 2006	-	-	-	(4,072,788)	-	(4,072,788)

Foreign currency translation adjustment	-	-	-	-	(1,939)	(1,939)	$(4,074,727)

Shares issued for employee stock option plan and warrants	2,786	3	45,497	-	-	45,500

Shares issued for geological data	27,143	27	3,324,973	-	-	3,325,000

Shares issued for professional services	16,279	16	2,121,444	-	-	2,121,460

Warrants granted for professional services	-	-	1,201,960	-	-	1,201,960

Shares cancelled	(8,707)	(9)	9	-	-	-

Balance, December 31, 2006	267,375	$267	$8,734,962	$(6,932,342)	$(4,445)	$1,798,442

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through March 31, 2011

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, December 31, 2006	267,375	$267	$8,734,962	$(6,932,342)	$(4,445)	$1,798,442

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)	$(2,070,291)

Shares issued for employee stock option plan and warrants	8,100	8	(8)	-	-	-

Shares issued for geological data	2,857	3	349,997	-	-	350,000

Shares issued for accrued salaries	11,257	11	1,445,395	-	-	1,445,406

Shares issued for licenses	28,571	29	1,319,971	-	-	1,320,000

Shares issued for professional services	10,215	10	1,071,100	-	-	1,071,110

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	328,375	$328	$13,071,811	$(8,992,829)	$(14,249)	$4,065,061

Loss for the year - 2008	-	-	-	(5,863,560)	-	(5,863,560)

Foreign currency translation adjustment	-	-	-	-	27,019	27,019	$(5,836,541)

Shares issued for professional services and accrued salaries	2,213	2	41,748	-	-	41,750

Warrants granted for professional services	-	-	6,303	-	-	6,303

Shares issued for loan repayment and related interest	1,536	2	10,751	-	-	10,753

Balance, December 31, 2008	332,124	$332	$13,130,613	$(14,856,389)	$12,770	$(1,712,674)

Loss for the year - 2009	-	-	-	(666,116)	-	(666,116)

Foreign currency translation adjustment	-	-	-	-	(19,714)	(19,714)	$(685,830)

Shares issued for accrued salaries	858	1	3,599	-	-	3,600

Options vested to employees and directors	-	-	45,852	-	-	45,852

Balance, December 31, 2009	332,982	$333	$13,180,064	$(15,522,505)	$(6,944)	$(2,349,052)

Loss for the year - 2010	-	-	-	(579,251)	-	(579,251)

Foreign currency translation adjustment	-	-	-	-	(7,146)	(7,146)	$(586,397)

Shares issued for accounts payable and accrued salaries	331,748	332	2,554,127	-	-	2,554,459

Shares issued for accounts payable and accrued salaries	2,929	3	22,547	-	-	22,550

Balance, December 31, 2010	667,659	$668	$15,756,738	$(16,101,756)	$(14,090)	$(358,440)

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through March 31, 2011

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, December 31, 2010	667,659	$668	$15,756,738	$(16,101,756)	$(14,090)	$(358,440)

Loss for three months - 2011	-	-	-	(161,255)	-	(161,255)

Foreign currency translation adjustment	-	-	-	-	-	-	$(161,255)

Balance, March 31, 2011	667,659	$668	$15,756,738	$(16,263,011)	$(14,090)	$(519,695)

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			March 31,
For the three months ended March 31,	2011	2010	2011

Operating activities:
Net loss (development stage)	$(161,255)	$(146,894)	$(15,813,226)
Depreciation and amortization	-	168	105,397
Common stock and warrants issued
for professional services and salaries and geological data	-	-	7,231,933
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	623	-	1,652
Loss on sale of investment, including deconsolidation of subsidiary	-	-	823,692
Loss on deemed disposition of oil and gas properties, unproved	-	-	3,928,000
Impairment charge on investment	-	-	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other assets	8,584	(17)	(263,618)
Accounts payable and accrued expenses	152,031	153,911	4,737,158
Net operating activities	(17)	7,168	1,022,456

Investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Proceeds of disposition of office furniture	-	-	107
Loan to affiliate	-	-	(29,500)
Cash received in acquisition	-	-	6
Cash received from entrance into joint venture	-	-	175,000
Net investing activities	-	-	(1,160,342)

Financing activities:
Net proceeds from demand loans	-	-	72,500
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net financing activities	-	-	152,426

Effect of exchange rates on cash	-	(7,174)	(14,090)

Net change in cash	(17)	(6)	450

Cash - beginning	467	751	-

Cash - ending	$450	$745	$450

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements of Siberian Energy Group Inc. (the Company) include the accounts of the Company and its 100% owned subsidiaries.  These financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC) interim reporting, and do not include all of the information and note disclosures required by generally accepted accounting principles.  These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial positions, results of operations, and cash flows for the periods presented.  Accounting policies used in fiscal 2011 are consistent with those used in the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2010.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.  Interim operating results are not necessarily indicative of operating results for any future interim period or the full year.

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

KNG previously prepared and coordinated with the Russian authorities an exploration works program on the Karabashski-61 and Karabashski-67 license areas.  Certain preliminary exploration activities were performed on the licensed areas over the past several years; however, KNG subsequently determined to cease exploration activities on the licensed areas.  As such, we do not anticipate KNG generating any revenues moving forward. The Company is currently evaluating spinning or selling off its investment in KNG.

Zauralneftegaz

Zauralneftegaz Ltd. (ZNG, Ltd.) is the Company’s 50% owned joint venture with Baltic Petroleum Limited, UK created in 2005, which operates through its Russian subsidiary Zaural Neftegaz (ZNG).  ZNG has been involved in oil and gas research activities in the Kurgan region of the Russian Federation. During 2003 through 2008 it has completed seismic studies and drilling programs in the Kurgan region, after which date Kurgan operations were put on hold until further economical advisability is confirmed. The Company believes ZNG, Ltd. has created value through the geological results of the two exploratory wells and other data gathered in the area, and ZNG, Ltd. is considering its options with regard to realizing this value by either a farm out or a direct sale of geophysical and seismic data to a third party operating in the area.

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through March 31, 2011.

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

3.  Income Taxes:

At March 31, 2011, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $4,488,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2031.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $1,571,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

4.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through March 31, 2011.

5.  Going Concern:

These financial statements have been prepared assuming the Company will continue as a going concern, however, since inception of its current endeavor in 2003, it has not earned substantial revenues and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern.

Management is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue its operations in the near term.

For the cumulative period ended March 31, 2011, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

6.  Reverse Stock Split:

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

7.  Subsequent Events:

On April 27, 2011, the Company entered into a Share Exchange Agreement (the Agreement) with Rare Minerals Corporation (RMC), a privately held corporation, to acquire all of the outstanding shares of RMC.  This agreement became effective on May 11, 2011, which is the date the Company took control of RMC.

RMC was formed as a Nevada corporation on December 9, 2010. RMC’s wholly-owned subsidiary is OOO Koklanovskoe (Koklanovskoe), a Russian limited liability company. Koklanovskoe holds a license (KUG00939TE) for the Koklanovskoe Molybdenum-Tungsten deposit in the Kurgan Region of the Russian Federation. Through the acquisition of this license, the Company plans to enter the market for the exploration and production of rare and semi-rare earth metals and precious minerals.

Pursuant to the Agreement, the Company acquired all of the outstanding shares of RMC by issuing 65,200,000 shares of restricted common stock (representing 99% of the Company’s then outstanding common stock) to the RMC shareholders. As a result of the Agreement, control of the Company changed to the former RMC Shareholders, subject to certain voting restrictions in relation to the appointment of the Company’s Board of Directors during the first year subsequent to the effective date of the Agreement.

The fair value of the common stock issued to RMC shareholders on May 11, 2011, the acquisition date, was $.37 per share which equates to $24,124,000 of common stock being issued.

The consolidated balance sheet and consolidated statement of operations of RMC as of and for the period ended May 11, 2011 is as follows:

Balance Sheet
Assets:
Cash	$2,000
Prepaid expenses	87,000
Intangible assets	405,000
$494,000

Liabilities:
Loans payable	$508,000
Other liabilities	3,000
511,000

Accumulated deficit	(17,000)
$494,000

Statement of Operations
Revenue	$-
Interest expense	14,000
Other expense, net	3,000
Net loss	$17,000

The consolidated balance sheet as of March 31, 2011 and December 31, 2010 and statement of operations for the three months ended March 31, 2011, as if the Company had acquired RMC as of these dates and through the period ended, is as follows:

Balance Sheet	2011	2010
Assets:
Cash	$3,000	$1,000
Prepaid expenses	87,000	9,000
Intangible assets	24,529,000	24,124,000
	$24,619,000	$24,134,000

Liabilities:
Loans payable	$508,000	$-
Other liabilities	523,000	367,000
	1,031,000	367,000

Equity:
Common stock and additional
paid-in capital	39,882,000	39,882,000
Accumulated deficit	(16,280,000)	(16,101,000)
Accumulated other comprehensive
loss	(14,000)	(14,000)
	23,588,000	23,767,000

	$24,619,000	$24,134,000

Three months
ended
March 31,
Statement of Operations	2011
Revenue	$-
Interest expense	14,000
Other expense, net	164,000
Net loss	$178,000

Basic and diluted loss per
common share	$0.00

RMC was not formed until December 9, 2010, therefore the Agreement would have had no effect on the three months ended March 31, 2010.

On April 22, 2011, the Company entered into employment contracts with two senior management employees that set annual compensation at a combined $255,000 per annum.  These agreements expire at various times during 2011.

Effective May 5, 2011, David Zaikin resigned as the Chief Executive Officer of the Company and Michael Hellenbrand was appointed as the Chief Executive Officer to fill the vacancy left by Mr. Zaikin’s resignation. Mr. Zaikin continues to serve as the Chairman of the Board of Directors of the Company.

On June 15, 2011, the Company purchased certain geological data from two shareholders for 1,500,000 shares of restricted common stock.  The fair value of the common stock issued to these two shareholders on this date was $.23 per share which equates to $345,000 of common stock being issued.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, June 21, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"),  CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. AND KONDANEFTEGAZ, LLC, A RUSSIAN LIMITED LIABILITY, THE REGISTRANT’S 44% OWNED SUBSIDIARY, ZAURALNEFTEGAZ LIMITED, A COMPANY ORGANIZED UNDER THE LAWS OF THE COUNTRY OF ENGLAND, WHICH THE REGISTRANT OWNS 50% OF, AND RARE MINERALS CORPORATION, A NEVADA CORPORATION, THE COMPANY’S WHOLLY-OWNED SUBSIDIARY AS A RESULT OF THE SHARE EXCHANGE, DESCRIBED BELOW (COLLECTIVELY "SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2011.

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

Rare Minerals Acquisition

On April 27, 2011, we entered into a Share Exchange Agreement with Rare Minerals Corporation, a Nevada corporation (“RMC” and the “Share “Exchange”) and RMC’s shareholders (“RMC Shareholders”).  Pursuant to the Share Exchange, we agreed to exchange 65,200,000 shares of newly issued common stock (representing 99% of our then outstanding common stock) with the RMC Shareholders for 100% of the outstanding shares of RMC.  The Share Exchange closed effective May 11, 2011 (the “Closing”).

Pursuant to the Share Exchange, the RMC Shareholders agreed not to vote the shares which they hold in favor of removing any current Director of the Company, to vote any and all shares in favor of re-appointing all current members of the Board of Directors (subject to the terms of the Share Exchange) for a period of one year from Closing, and that they had no rights to appoint or remove Directors for a period of one year from Closing (collectively the “Voting Requirements”).

In connection with and pursuant to the Share Exchange, we agreed to issue an aggregate of 65,200,000 shares of restricted common stock (representing 99% of our then outstanding shares of common stock) to the following RMC shareholders in the amounts stated, which RMC Shareholders own percentage interests in the Company subsequent to the transaction as follows:

RMC Shareholder Name	Shares	Percentage of Company’s Outstanding Shares*
The Abner Rosen Foundation (a)	5,600,000	8.5%
Jonathan P. Rosen (a)	5,600,000	8.5%
Ferris Hill LLP (b)	1,800,000	2.7%
Mikhail Frayman	200,000	0.3%
Ilya Aharon	4,400,000	6.7%
Yohanan Aharon	3,200,000	4.9%
Ioulia Chipilevskaia	4,400,000	6.7%
Rosa Shimonov	4,000,000	6.1%
Polina Matsuleva	8,800,000	13.4%
Valeria Zagourski	7,200,000	10.9%
Liudmila Radziminskaya	3,200,000	4.9%
Olga Yulanova	6,200,000	9.4%
Yury Kolomiets	6,600,000	10.0%
Donatina Cordone	200,000	0.3%
Oksana Danylych	3,800,000	5.8%
Total	65,200,000	99.0%

* Based on 667,659 shares of common stock outstanding immediately prior to the consummation of the Share Exchange.

(a) The President of The Abner Rosen Foundation is Jonathan P. Rosen.

(b) The beneficial owner of Ferris Hill LP is Norman H. Brown, Jr. its Managing Member.

As a result of the Share Exchange, control of the Company changed to the former RMC Shareholders described above, subject to the Voting Requirements of the Share Exchange.

Additionally, prior to the effectiveness of the Share Exchange, Michael Hellenbrand (who was also appointed as the Chief Executive Officer of the Company, as described below) was appointed as the sole officer and Director of RMC.

On June 1, 2011, the Company entered into a Data Purchase Agreement with Ioulia Chipilevskaia and the Joseph Rosen Foundation, Inc., significant shareholders of the Company and former shareholders of RMC and purchased all of the geological data held by them relating to the Deposit including certain core samples.  In consideration for the acquisition of the geological data, the Company issued an aggregate of 1,500,000 shares of restricted common stock to Ms. Chipilevskaia and the Joseph Rosen Foundation, Inc.  The closing of the Data Purchase Agreement occurred on June 15, 2011.

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

Pursuant to the Sale Agreement, the Sellers were obligated to maintain KNG’s main priority of performing geological studies and exploring for hydrocarbon deposits in the Karabashsky-61 and Karabashsky-67 blocks (the “Blocks”).  Further, the Purchasers were obligated to provide financing, by way of direct financing or third-party loans, in the amounts necessary to comply with the licensing agreements for the Blocks.  The Company’s and the Purchasers’ relationship is regulated by an Operating Agreement, which was entered into in connection with the Sale Agreement.  Lastly, the Sale Agreement provides that in connection with Neftebitum obtaining a majority interest in KNG, it is obligated to be a guarantor and accept joint responsibility with KNG for repayment of any financing the Purchasers obtain for KNG.

KNG previously prepared and coordinated with the Russian authorities an exploration works program on the Karabashski-61 and Karabashski-67 license areas.  Certain preliminary exploration activities were performed on the licensed areas over the past several years; however, KNG subsequently determined to cease exploration activities on the licensed areas.  As such, we do not anticipate KNG generating any revenues moving forward. The Company is currently evaluating spinning or selling off its investment in KNG.

As of March 31, 2011, the Company owned a 44% interest in KNG. Effective September 30, 2008, the Company's 44% investment in KNG is recorded on the equity method of accounting. The operations of KNG prior to September 30, 2008 are included in the consolidated accounts of the Company in the accompanying financial statements.

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

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through March 31, 2011.

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

Joint Venture

The operations of the Joint Venture were funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly-owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of March 31, 2011, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

RMC Operations:

RMC, which the Company acquired ownership of pursuant to the Share Exchange (described above), which was consummated in May 2011, was formed as a Nevada corporation on December 9, 2010. RMC’s wholly-owned subsidiary is OOO Koklanovskoe, a Russian limited liability company (“Koklanovskoe”). Koklanovskoe holds a license (KUG00939TE) for the Koklanovskoe Molybdenum-Tungsten deposit in the Kurgan Region of the Russian Federation (the “License” and the “Deposit”).

Through the acquisition of the License, the Company plans to enter the market for the exploration and production of rare and semi-rare earth metals and precious minerals.

The Deposit is a molybdenum-tungsten stockwork deposit that was identified and subsequently explored between 1985 and 1988.  The Deposit is located in the Russian Urals, approximately 45 kilometers (“km”) south-east from the town of Kamens-Uralskiy which is also the nearest rail head.  The Deposit area can be accessed via all seasonal roads from the town of Kataysk which is located approximately 30 km to the north-east.

Recent Events:

Effective May 5, 2011, David Zaikin resigned as the Chief Executive Officer of the Company and Michael Hellenbrand was appointed as the Chief Executive Officer of the Company to fill the vacancy left by Mr. Zaikin’s resignation.  Mr. Zaikin continues to serve as the Chairman of the Board of Directors of the Company.

In April 2011, and effective as of January 1, 2011, the Company entered into extensions to the Employment Agreements of David Zaikin, its Chairman and Elena Pochapski, its Director and Chief Financial Officer, which Employment Agreements were extended until December 31, 2011 and June 30, 2011, respectively.  Mr. Zaikin’s Employment Agreement extension set his annual compensation at $180,000 and Ms. Pochapski’s Employment Agreement extension set her annual compensation at $75,000.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Going Concern

The Company's financial statements have been prepared assuming that the Company will continue as a going concern; however, since inception of its current endeavors in 2003, the Company has not earned any revenues from production of hydrocarbons or minerals and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern. The Company is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue its operations. Since inception, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances and deferred salaries, as well as through financing previously received of $25,000 to $85,000 per month in management fees from its Joint Venture, which management fees the Company has not received since October 2007, and which the Company does not believe will ever resume. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

We are a development stage company which is seeking opportunities for investment in and/or acquisition of small to medium companies in Russia, specifically in the oil and gas industry.

We currently hold investments in ZNG, Ltd. and KNG.  Both companies were previously involved in oil and gas exploration in the Western Siberia region of Russia; provided however, as described above, ZNG, Ltd. has advised us that it will no longer undertake any further exploration activities in Western Siberia and we have recently been advised that KNG has determined not to undertake any further exploration activities.

In May 2011, as described above, we obtained ownership of RMC and its rights to the Deposit.  The Company plans to explore the Deposit (funding permitting) in the hopes of discovering commercial quantities of molybdenum, tungsten, iron ore, gold, fluorite, bismuth, copper and other rare and semi-rare earth metals and precious minerals.  The Company believes that the Deposit is potentially suitable for open-pit mining.

Additionally, moving forward, the Company may focus on the acquisition of additional assets which involve less exploration risk; however, the Company has not entered into any definitive agreements to date, and there can be no assurance that any such agreements will be entered into on favorable terms, if at all.

Historically, we have obtained cash financing from organizing stockholders in the form of loans and advances. Additionally, during the fourth quarter of 2005 and the fourth quarter of 2010, we restructured much of our debt through the issuance of shares of our common stock to our creditors and in certain cases, in 2005, obtained waiver letters, postponing certain of our liabilities until such time as we have generated sufficient profits to pay such debts.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $172,027 and $125,631 were payable to the stockholders as of March 31, 2011 and December 31, 2010, respectively.

There can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

We had no revenues or other income for the three months ended March 31, 2011 or 2010.    The Company does not anticipate generating revenues until such time, if ever, as we are able to generate sufficient funding to continue our business plan and complete exploration and mining activities on the Deposit, and then only if such property contains commercial quantities of minerals and we are able to successfully extract and sell such materials, of which there can be no assurance.

We had total expenses of $161,255 for the three months ended March 31, 2011, compared to total expenses for the three months ended March 31, 2010, of $146,894, which represented an increase in total expenses from the prior period of $14,361 or 9.8%.

The main reasons for the increase in total expenses for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, were a $12,320 or 20.5% increase in professional and consulting fees, to $72,471 for the three months ended March 31, 2011, compared to $60,151 for the three months ended March 31, 2010, and a $10,869 or 360% increase in marketing and other fees, to $13,885 for the three months ended March 31, 2011, compared to $3,016 for the three months ended March 31, 2010,  , which increases were mainly due to certain one-time expenses associated with the Company’s 1:70 reverse stock split and the cost of mailing notice of and holding the Company’s 2011 Annual Meeting of Stockholders, as well as fees paid to relist the Company on the OTCBB in March 2011, offset by a $8,400 or 10.3% decrease in salaries to $73,400 for the three months ended March 31, 2011 compared to $81,800 for the three months ended March 31, 2010, due to a decrease in the value of the monthly shares due to the Company’s President, Helen Teplitskaia for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, and the termination of the employment of the Company’s Moscow, Russia representative.

We had a net loss of $161,255 for the three months ended March 31, 2011, compared to a net loss of $146,894 for the three months ended March 31, 2010, an increase in net loss of $14,361 or 9.8% from the prior period, which increase in net loss was due to the increase in total expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets consisting solely of current assets of $676 as of March 31, 2011, which included cash of $450; and prepaid expenses and other current assets of $226.

On April 27, 2011, with a closing date of May 11, 2011, we entered into the Share Exchange with RMC (described in greater detail above under “Rare Minerals Acquisition”) and acquired rights to the Deposit, which will be shown as a long-term asset on the Company’s balance sheet as of June 30, 2011 in the Company’s Form 10-Q Quarterly Report for the quarter ended June 30, 2011.

We had total liabilities of $520,371 as of March 31, 2011, which were solely current liabilities and which included $172,027 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between September 2010 and March 31, 2011 and advisory fees accrued to a shareholder of the company for the period between October 2010 and March 31, 2011; $76,425 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic, interest on such loan, and certain other expenses owed to Baltic; $50,753 of accounts payable to others for advisory and professional services rendered; and $221,166 of accrued payroll, which included $90,000 payable to our Chief Executive Officer, David Zaikin, $37,524 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam.

We had negative working capital of $519,695 and a total pre-development and development stage accumulated deficit of $16,263,011 as of March 31, 2011.

In October 2010, the Company entered into Debt Conversion Agreements with nine (9) creditors of the Company (the majority of which were shareholders and related parties of the Company), pursuant to which such creditors agreed to convert an aggregate of $2,554,459 of debt owed to such creditors by the Company into 331,748 shares of restricted common stock of the Company, at the rate of one share for each $7.70 of debt converted (the “Conversion”).

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of March 31, 2011. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As of March 31, 2011, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $17 of net cash flow used in operating activities for the three months ended March 31, 2011, which was mainly attributable to adjustments to reconcile $161,255 of net loss, offset by an increase of $152,031 of accounts payable and accrued expenses.

In connection with the Joint Venture (described above), the Company previously received management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities, no management fees were paid during the three months ended March 31, 2011 or 2010, and the Company does not anticipate receiving any such fees moving forward.  If the Company does not receive any management fees moving forward, the Company anticipates that its stockholders and management will continue to provide financing for the Company, of which there can be no assurance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2011.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting discussed below.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders. As of March 31, 2011, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the previously licensed area. Our partner in ZNG, Baltic and our partner in KNG, Neftebitum, have informed us that they do not plan to move forward with any further exploration activities through ZNG or KNG, respectively. We anticipate approximately $15 million of additional funding to conduct exploration activities on the Deposit acquired through the Share Exchange (as described above), which funding may not be available on favorable terms, if at all.  If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

WE WILL NEED TO RAISE SUBSTANTIAL FINANCING, WHICH MAY CAUSE SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. ADDITIONALLY, WE WILL REQUIRE SUBSTANTIAL TIME AND FINANCING BEFORE WE ANTICIPATE GENERATING REVENUES THROUGH OUR FUTURE OPERATIONS, IF ANY.

The Company will need to raise substantial additional funds totaling approximately $15 million in order to complete exploration activities on the Deposit prior to the expected generation of any revenues, of which there can be no assurance. Furthermore, in order for the Company to generate any revenues it will have to successfully locate commercial quantities of rare and semi-rare earth metals and precious minerals, and be successful in extracting such minerals. Therefore, investors should keep in mind that even if the Company is able to raise the substantial amounts of additional financing that the Company will require for its future exploration operations, it could still be years before the Company generates any revenue, if ever. If  the Company does not raise the funding required to complete future exploration activities, no commercial amounts of rare and semi-rare earth metals and precious minerals are discovered or the Company is unable to extract such rare and semi-rare earth metals and precious minerals, the Company may be forced to abandon its business plan, and the Company could be forced to abandon or curtail its business plan as well, which could cause the value of the Company's common stock to substantially decline or become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $666,116 for the year ended December 31, 2009, a net loss of $579,251 for the year ended December 31, 2010, a net loss of $161,255 for the three months ended March 31, 2011, and had total cash on hand of $450 and a total accumulated deficit of $16,263,011 as of March 31, 2011. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

WE LACK AN OPERATING HISTORY WHICH YOU CAN USE TO EVALUATE US, MAKING ANY INVESTMENT IN OUR COMPANY RISKY.

Our Company lacks a long standing operating history which investors can use to evaluate our Company's potential revenues. Therefore, an investment in our Company is risky because we have no business history and it is hard to predict what the outcome of our business operations will be in the future.

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of March 31, 2011, was $15,813,226, and our total cumulative deficit was $16,263,011 which included $449,785 of pre-development stage deficit. We had a working capital deficit of $519,695 as of March 31, 2011. The Company is currently being funded by existing shareholders, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. ZNG has previously determined to cease further exploration activities and KNG determined to cease exploration activities as well.  If we are unable to raise additional funding or generate revenues in the future, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

WE HAVE A POOR FINANCIAL POSITION AND IF WE DO NOT GENERATE REVENUES, WE MAY BE FORCED TO ABANDON OUR BUSINESS PLAN.

Our Company currently has a poor financial position. We have generated only minimal revenues to date, and we have not discovered any rare and semi-rare earth metals and precious minerals. There is a risk that we will not find enough, or even any, minerals which we require to generate enough profits in the future for your investment in our Company to appreciate. If we never generate any revenues, our Company may be forced to curtail or abandon its business plan and your shares may become worthless.

OUR BUSINESS IS SPECULATIVE AND RISKY AND IF WE DO NOT FIND RARE AND SEMI-RARE EARTH METALS AND PRECIOUS MINERAL RESERVES, WE MAY BE FORCED TO CURTAIL OUR BUSINESS PLAN.

There is a risk that we will not find any rare and semi-rare earth metals and precious mineral reserves and the cost of acquiring assets or exploration activities will become too high for us to continue our business plan. If we were to cease operations, your investment in our Company could become devalued or could become worthless.

OUR INDUSTRY IS COMPETITIVE AND AS SUCH, COMPETITIVE PRESSURES COULD PREVENT US FROM OBTAINING PROFITS.

The main factor determining success in the rare and semi-rare earth metals and precious minerals industry is finding deposits. If our Company or joint ventures we may enter into in the future, are unable to find deposits and our competition is, it is likely that our Company will be driven out of business. Additionally, our industry is subject to significant capital requirements and as such, larger companies may have an advantage should they compete with us for deposits, because they may have resources substantially greater than ours. Investors should take into account the above factors and understand that if we are unable to raise additional capital or generate profits, the Company may be forced to liquidate its assets and an investment in our Company could become worthless.

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

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY AFFECTED.

We rely on the Company's Chief Executive Officer, Chief Financial Officer and Chairman, Michael Hellenbrand, Elena Pochapski, and David Zaikin, respectively, for the success of our Company.  Mr. Zaikin and Ms. Pochapski are employed under employment agreements expiring on December 31, 2011 and June 30, 2011, respectively.  The Company anticipates entering into an employment agreement with Mr. Hellenbrand subsequent to the date of this filing. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on any members of management. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace such individuals, or such individuals are unable to spend a sufficient amount of time on Company matters, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued or worthless.

OUR FUTURE PROJECTIONS, ESTIMATES AND STATISTICAL ANALYSIS MAY BE INACCURATE OR SUBSTANTIALLY WRONG, WHICH MAY PREVENT US FROM EXECUTING OUR BUSINESS PLANS.

Projections on future revenues as well as costs and required capital expenditures are based on estimates. Business statistical analysis is used in projection of exploration activities, average production costs, world mineral price fluctuations and their correspondence to Russian domestic market. If our projections or estimates are wrong or our statistical analysis is faulty, our future revenues, if any, may be adversely affected which could prevent us from executing our business strategy. As an investor, if this happens your securities in our Company could be adversely affected and you could lose your investment in our Company.

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

The assets we hold are located in Russia.  As a result, we are subject to various risks associated with doing business in Russia relating to Russia's economic and political environment. As is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in a more mature free market economy and, in recent years, Russia has undergone substantial political, economic and social change. Furthermore, in recent years the Russian government has unilaterally annexed certain oil and gas properties and other companies for the government, and there can be no assurance that if resources and minerals are located on our properties, that such properties will not be annexed or otherwise claimed by the Russian government.  Our failure to manage the risks associated with doing business in Russia could have a material adverse effect upon our results of operations.

WE MAY NOT FIND ANY COMMERCIAL QUANTITIES OF MINERALS IN THE FUTURE, AND MAY NOT GENERATE ANY PROFITS, WHICH MAY FORCE US TO CURTAIL OUR BUSINESS PLAN.

If we do not begin any exploration activities and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. The exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

OUR PLANNED MINERAL EXPLORATION EFFORTS ARE HIGHLY SPECULATIVE.

Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons. Additionally, we may be required to make substantial capital expenditures and to construct mining and processing facilities. As a result of these costs and uncertainties, we may be unable to start, or if started, to finish our exploration activities.

THE PROBABILITY OF OUR PROPERTY PRODUCING ANY COMMERCIALLY VIABLE RESERVES IN THE FUTURE IS REMOTE.

Our mineral project is in the exploration stage as opposed to the development stage and we have no known body of economic mineralization. Until further exploration activities can be conducted, we will be unable to determine whether a commercially mineable ore body exists on our property. In order to carry out exploration and development programs of any economic ore body and place it into commercial production, we will be required to raise substantial additional funding, and even if we are successful in completing our exploration activities on our property, we may not be successful in finding commercial quantities of minerals. Furthermore, the probability of an individual prospect ever having reserves or being commercially viable is extremely remote. As a result, there is only a small probability that our property contains any reserves and that any funds spent on exploration activities will ever be recovered.

OUR FUTURE PLANNED MINING OPERATIONS INVOLVE A HIGH DEGREE OF RISK, WHICH WE MAY BE UNABLE, OR MAY NOT CHOOSE TO INSURE AGAINST, MAKING EXPLORATION AND/OR DEVELOPMENT ACTIVITIES WE MAY PURSUE SUBJECT TO POTENTIAL LEGAL LIABILITY FOR CERTAIN CLAIMS.

Our future exploration operations, if any, will be subject to all of the hazards and risks normally encountered in the exploration, development and production of minerals. These include unusual and unexpected geological formations, rock falls, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although we plan to take adequate precautions to minimize these risks, and risks associated with equipment failure or failure of retaining dams which may result in environmental pollution, even with our precautions, damage or loss may occur and we may be subject to liability which will have a material adverse effect on our business, results of operation and/or financial condition. If this were to happen, we could be forced to curtail or abandon our business activities.

WE WILL BE SUBJECT TO NUMEROUS RISKS IF WE COMMENCE MINING OPERATIONS.

The mineral exploration and mining business is competitive in all of its phases. We currently have no mining operations of any kind; however, if we do commence mining activities in the future, we will be subject to numerous risks, including:

o	competitors with greater financial, technical and other resources, in the search for and the acquisition of attractive mineral properties;

o	our ability to select and acquire suitable producing properties or prospects for mineral exploration;

o	the accuracy of our reserve estimates, if any, which may be affected by the following factors beyond our control:

-	declines in the market price of the various metals we may mine in the future;

-	increased production or capital costs;

-	reduction in the grade or tonnage of the deposit;

-	increase in the dilution of the ore; or

-	reduced recovery rates;

o
risks and hazards associated with environmental hazards, political and country risks, civil unrest or terrorism, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, explosive rock failures; and flooding and periodic interruptions due to inclement or hazardous weather conditions; and

o	our failure to maintain insurance on certain risks associated with any exploration activities we may undertake in the future.

If we do begin exploration activities in the future, we will be subject to the above risks. If any of the above risks occur, we may be forced to curtail or abandon our operations and/or exploration and development activities, if any. As a result, any investment in us could decrease in value and/or become worthless.

OUR DETERMINATIONS OF PLANNED ACTIVITIES AND ESTIMATES OF POTENTIAL RESERVES, IF ANY, MAY BE INACCURATE.

Before we can begin a development project, if ever, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

o	expected recovery rates of metals from the ore;
o	facility and equipment costs;
o	capital and operating costs of a development project;
o	future metals prices;
o	tax rates;
o	inflation rates;
o	political risks and regulatory climates; and
o	availability of credit.

Any development projects we may undertake in the future will likely not have an operating history upon which to base these estimates and as a result, actual cash operating costs and returns from a development project, if any, may differ substantially from our estimates. Consequently, it may not be economically feasible to continue with a development project, if one is started.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS.

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this filing, we had 67,367,659 shares of common stock issued and outstanding and – 0 – shares of preferred stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this filing and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION OR A MARKET MAKER FAILS TO QUOTE OUR COMMON STOCK ON THE OVER-THE-COUNTER BULLETIN BOARD FOR A PERIOD OF MORE THAN FOUR DAYS, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB (similar as to how we were automatically delisted from the OTCBB in February 2011, which forced us to take actions to re-quote our common stock on the OTCBB in March 2011). As we were late in filing this Quarterly Report on Form 10-Q, if we are late in our periodic filings two additional times prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 or three times in any subsequent 24 month and are de-listed from the OTCBB or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

WE INCUR SIGNIFICANT COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT IS REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

AS THERE IS CURRENTLY ONLY A LIMITED MARKET FOR OUR COMMON STOCK, THE MARKET FOR OUR COMMON STOCK MAY CONTINUE TO BE ILLIQUID, SPORADIC AND VOLATILE.

There is currently only a limited market for our common stock, and as such, we anticipate that such market will be illiquid, sporadic and subject to wide fluctuations in response to several factors moving forward, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	the number of shares in our public float;

(4)	increased competition;

(5)	the political atmosphere in Russia; and

(6)	conditions and trends in the market for precious metals and minerals in general.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with and pursuant to the Share Exchange, we issued an aggregate of 65,200,000 shares of restricted common stock (representing 99% of our then outstanding shares of common stock) to the RMC shareholders.

On June 1, 2011, the Company entered into a Data Purchase Agreement with Ioulia Chipilevskaia, a significant shareholder of the Company and former shareholder of RMC and purchased from Ms. Chipilevskaia all of the geological data held by her relating to the Deposit including certain core samples.  In consideration for the acquisition of the geological data, the Company issued an aggregate of 1,500,000 shares of restricted common stock to Ms. Chipilevskaia and the Joseph Rosen Foundation, Inc.  The closing of the Data Purchase Agreement occurred on June 15, 2011.

The Company claims an exemption from registration afforded by Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were “sophisticated investors” who had access to similar documentation and information similar as to what would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

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

3.8(c)	Certificate of Amendment to Articles of Incorporation Affecting a 1:70 Reverse Stock Split

3.9(d)	Amended and Restated Bylaws

4.1(e)	Siberian Energy Group Inc. 2010 Stock Incentive Plan

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(15)	Agreement of Purchase and Sale with Limited Liability Company Neftebitum, Sergey V. Prokopiev, and Oleg G. Shelepov

10.37(15)	Operating Agreement with Limited Liability Company Neftebitum

10.38(16)	One Year Extension to the Employment Agreement of August 1, 2004 with David Zaikin

10.39(16)	One Year Extension to the Employment Agreement of August 1, 2004 with Elena Pochapski

10.40(16)	Stock Option Agreement for David Zaikin

10.41(16)	Stock Option Agreement for Elena Pochapski

10.42(17)	Extension of Employment Agreement of David Zaikin

10.43(17)	Extension of Employment Agreement of Elena Pochapski

10.44(18)	Form of Debt Conversion Agreement

10.45(18)	Extension of Employment Agreement of David Zaikin

10.46(18)	Extension of Employment Agreement of Elena Pochapski

10.47(19)	Share Exchange Agreement with Rare Minerals Corporation and its Shareholders

10.48(19)	Exploration License (Translated From Russian)

10.50*	Data Purchase Agreement

10.51*	Extension of Employment Agreement of David Zaikin

10.52*	Extension of Employment Agreement of Elena Pochapski

21.1(14)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

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

(19) Filed as an exhibit to our Report on Form 8-K filed with the Commission on May 12, 2011, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: June 22, 2011	By: /s/ Michael Hellenbrand
Michael Hellenbrand
Chief Executive Officer
(Principal Executive Officer)

DATED: June 22, 2011	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)