Form 10-Q
period 2011-06-30
Siberian Energy Group Inc.
filed 2011-08-19
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   [ ] No  [X]

As of August 15, 2011, the issuer had 67,367,659 shares of common stock, $0.001 par value per share outstanding, which number does not include 1,144 shares which the registrant has agreed to issue to its President, Helen Teplitskaia for services rendered during the months of January through August 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of June 30, 2011, and the related condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the cumulative period of development stage activity (January 1, 2003 through June 30, 2011), and the condensed consolidated statements of stockholders’ equity and cash flows for the six months ended June 30, 2011 and 2010, and the cumulative period of development stage activity (January 1, 2003 through June 30, 2011).  These financial statements are the responsibility of the Company’s management.

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

Lumsden & McCormick, LLP
Buffalo, New York
August 11, 2011

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash	$1,101	$467
Prepaid expenses and other	87,468	8,810
	88,569	9,277

Investment in ZNG, Ltd., at equity	-	-

Investment in KNG, at equity	-	-

Mineral properties	24,894,301	-

Oil and gas properties, unproved	-	-

Property and equipment, net	-	623

	$24,982,870	$9,900

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$236,280	$125,631
Related party - Baltic Petroleum, interest at 14%	77,940	74,926
Others	76,261	20,017
Accrued payroll	295,012	147,766
	685,493	368,340

Loan payable	481,329	-

Stockholders' equity:
Preferred stock - 10,000,000 shares, $.001 par value	-	-
Common stock - authorized 100,000,000 shares, $.001 par value
67,367,659 and 667,659 issued and outstanding	67,368	668
Additional paid-in capital	40,159,038	15,756,738
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(15,946,507)	(15,651,971)
Accumulated other comprehensive loss	(14,066)	(14,090)
	23,816,048	(358,440)

	$24,982,870	$9,900

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
					For the
Condensed Consolidated Statements of Operations					cumulative
					period of
					Development
					Stage Activity-
	For the three		For the six		January 1, 2003
	months ended		months ended		through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenues and other income:
Management fees from joint venture	$-	$-	$-	$-	$1,135,000
Gain from entrance into joint venture	-	-	-	-	364,479
Other	-	-	-	-	6,382
Total revenues and other income	-	-	-	-	1,505,861

Expenses:
Salaries	73,501	82,700	146,901	164,500	4,281,759
Professional and consulting fees	65,050	58,393	137,521	118,544	5,461,292
Rent and occupancy	-	-	-	-	237,498
Depreciation and amortization	-	167	-	335	105,502
Finance charges and interest	5,895	1,661	7,394	3,420	133,499
Marketing and other	3,535	3,284	17,420	6,300	2,094,501
Total expenses	147,981	146,205	309,236	293,099	12,314,051

Foreign currency translation gain	14,700	-	14,700	-	14,700

Loss from disposition of loan receivable - affiliate	-	-	-	-	29,500

Loss from sale of investment	-	-	-	-	669,570

Loss on deemed disposition of oil and
gas properties, unproved	-	-	-	-	3,928,000

Impairment charge on investment	-	-	-	-	525,947

Loss before income taxes	133,281	146,205	294,536	293,099	15,946,507

Provision for income taxes (benefit)	-	-	-	-	-

Net loss (development stage)	$133,281	$146,205	$294,536	$293,099	$15,946,507

Basic and diluted loss per common share
after 1:70 reverse stock split	$(0.00)	$(0.49)	$(0.02)	$(0.99)	$(12.21)

Weighted average number of basic and diluted common
shares outstanding after 1:70 reverse stock split	37,139,881	296,418	18,803,018	296,418	1,306,334

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through June 30, 2011

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, January 1, 2003 (pre-development stage)	135,801	$136	$434,962	$(449,785)	$-	$(14,687)

Loss for the year - 2003	-	-	-	(422,516)	-	(422,516)	$(422,516)

Shares issued in acquisition (ZNG)	14,286	14	(14)	-	-	-

Balance, December 31, 2003	150,087	$150	$434,948	$(872,301)	$-	$(437,203)

Loss for the year - 2004	-	-	-	(833,567)	-	(833,567)

Foreign currency translation adjustment	-	-	-	-	(53,120)	(53,120)	$(886,687)

Shares issued in acquisition (ZNG)	49,286	49	749,951	-	-	750,000

Shares issued for professional services	715	1	9,999	-	-	10,000

Other	-	-	34,426	-	-	34,426

Balance, December 31, 2004	200,088	$200	$1,229,324	$(1,705,868)	$(53,120)	$(529,464)

Loss for the year - 2005	-	-	-	(1,153,686)	-	(1,153,686)

Foreign currency translation adjustment	-	-	-	-	50,614	50,614	$(1,103,072)

Shares issued for professional services	5,500	6	198,208	-	-	198,214

Shares issued for accrued salaries	24,286	24	303,547	-	-	303,571

Warrants granted for professional services	-	-	310,000	-	-	310,000

Balance, December 31, 2005	229,874	$230	$2,041,079	$(2,859,554)	$(2,506)	$(820,751)

Loss for the year - 2006	-	-	-	(4,072,788)	-	(4,072,788)

Foreign currency translation adjustment	-	-	-	-	(1,939)	(1,939)	$(4,074,727)

Shares issued for employee stock option plan and warrants	2,786	3	45,497	-	-	45,500

Shares issued for geological data	27,143	27	3,324,973	-	-	3,325,000

Shares issued for professional services	16,279	16	2,121,444	-	-	2,121,460

Warrants granted for professional services	-	-	1,201,960	-	-	1,201,960

Shares cancelled	(8,707)	(9)	9	-	-	-

Balance, December 31, 2006	267,375	$267	$8,734,962	$(6,932,342)	$(4,445)	$1,798,442

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through June 30, 2011

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

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through June 30, 2011

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, December 31, 2010	667,659	$668	$15,756,738	$(16,101,756)	$(14,090)	$(358,440)

Loss for six months - 2011	-	-	-	(294,536)	-	(294,536)

Foreign currency translation adjustment	-	-	-	-	24	24	$(294,512)

Shares issued in acquisition (RMC)	65,200,000	65,200	24,058,800	-	-	24,124,000

Shares issued for geological data	1,500,000	1,500	343,500	-	-	345,000

Balance, June 30, 2011	67,367,659	$67,368	$40,159,038	$(16,396,292)	$(14,066)	$23,816,048

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			June 30,
For the six months ended June 30,	2011	2010	2011

Operating activities:
Net loss (development stage)	$(294,536)	$(293,099)	$(15,946,507)
Depreciation and amortization	-	335	105,397
Common stock and warrants issued
for professional services and salaries and geological data	-	-	7,231,933
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	623	-	1,652
Loss on sale of investment, including deconsolidation of subsidiary	-	-	823,692
Loss on deemed disposition of oil and gas properties, unproved	-	-	3,928,000
Impairment charge on investment	-	-	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other assets	8,544	(17)	(263,658)
Accounts payable and accrued expenses	284,324	299,708	4,869,451
Net operating activities	(1,045)	6,927	1,021,428

Investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Proceeds of disposition of office furniture	-	-	107
Loan to affiliate	-	-	(29,500)
Cash received in acquisition	1,655	-	1,661
Cash received from entrance into joint venture	-	-	175,000
Net investing activities	1,655	-	(1,158,687)

Financing activities:
Net proceeds from demand loans	-	-	72,500
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net financing activities	-	-	152,426

Effect of exchange rates on cash	24	(7,173)	(14,066)

Net change in cash	634	(246)	1,101

Cash - beginning	467	751	-

Cash - ending	$1,101	$505	$1,101

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements of Siberian Energy Group Inc. (the “Company”) include the accounts of the Company and its 100% owned subsidiaries.  These financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC) interim reporting, and do not include all of the information and note disclosures required by generally accepted accounting principles.  These consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial positions, results of operations, and cash flows for the periods presented.  Accounting policies used in fiscal 2011 are consistent with those used in the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2010.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.  Interim operating results are not necessarily indicative of operating results for any future interim period or the full year.

2.  The Company and Description of Business:

The Company has been in the development stage since its inception of its current endeavors.

Rare Minerals and Koklanovskoe

On April 27, 2011, the Company entered into a Share Exchange Agreement (the “Agreement”) with Rare Minerals Corporation (“RMC”), a privately held corporation, to acquire all of the outstanding shares of RMC.  This Agreement became effective on May 11, 2011, which is the date the Company took control of RMC.

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

This transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The approximate $24,141,000 excess of the book value of the net assets acquired has been allocated to mineral properties on the condensed consolidated balance sheet.

The approximate consolidated balance sheet of RMC as of May 11, 2011 is as follows:

Balance Sheet

Assets:
Cash	$2,000
Prepaid expenses	87,000
Mineral properties	405,000
$494,000

Liabilities
Loans payable and accrued interest	$508,000
Other Liabilities	3,000
511,000

Accumulated deficit	(17,000)
$494,000

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

Zauralneftegaz

Zauralneftegaz Ltd. (“ZNG, Ltd.”)  is the Company’s 50% owned joint venture with Baltic Petroleum Limited, UK created in 2005, which operates through its Russian subsidiary Zaural Neftegaz (“ZNG”).  ZNG has been involved in oil and gas research activities in the Kurgan region of the Russian Federation. During 2003 through 2008 it has completed seismic studies and drilling programs in the Kurgan region, after which date Kurgan operations were put on hold until further economical advisability is confirmed. The Company believes ZNG, Ltd. has created value through the geological results of the two exploratory wells and other data gathered in the area, and  ZNG, Ltd. is considering its options with regard to realizing this value by either a farm out or a direct sale of geophysical and seismic data to a third party operating in the area.

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through June 30, 2011.

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

The Company was incorporated in the State of Nevada on August 13, 1997, and previously provided comprehensive outpatient rehabilitation services to patients suffering from work, sports and accident related injuries.  All activities related to the Company’s previous business ventures were essentially discontinued prior to January 1, 2000.  Predecessor names of the Company since its inception include Trans Energy Group, Inc., Oyster King Incorporated and Advanced Rehab Technology Corporation.

3.  Loan Payable:

The Company obtained a long-term loan facility from an unrelated individual with a maximum borrowing capacity of 500,000 British pounds (equivalent to $800,880 on June 30, 2011).  The proceeds were used to purchase a geological license. The loan is unsecured, bears interest at 12%, and is due January 31, 2015.  At June 30, 2011, there was $481,329 (300,000 British pounds) outstanding.

4.  Issuance of Common Stock:

In June 2011, the Company issued 1,500,000 shares of its common stock to acquire geological data.  The fair value of the common stock was $.23 per share on the date of issuance which equates to $345,000 of common stock being issued.  This geological data has been classified as mineral properties on the condensed consolidated balance sheet.

5.  Income Taxes:

At June 30, 2011, the Company effectively has U.S. tax net operating loss carry-forwards totaling approximately $4,547,000.  These carry-forwards may be used to offset future taxable income, and expire in varying amounts through 2031.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carry-forwards will expire unused.  Accordingly, the $1,592,000 estimated cumulative tax benefit of the loss carry-forwards have been offset by a valuation allowance of the same amount.

6.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through June 30, 2011.

7.  Going Concern:

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

For the cumulative period ended June 30, 2011, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

8.  Reverse Stock Split:

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

9.  Cash Flows Information:

Noncash investing and financing activities excluded from the statement of cash flows for the six months ended June 30, 2011:

RMC asset acquisition acquired through the
issuance of common stock:

Prepaid expenses and other	$87,202
Mineral properties	$24,549,301
Accounts payable and accrued expenses	$32,829
Loan payable	$481,329

Geological data acquired through the
issuance of common stock	$345,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. AND KONDANEFTEGAZ, LLC, A RUSSIAN LIMITED LIABILITY, THE REGISTRANT’S 44% OWNED SUBSIDIARY, ZAURALNEFTEGAZ LIMITED, A COMPANY ORGANIZED UNDER THE LAWS OF THE COUNTRY OF ENGLAND, WHICH THE REGISTRANT OWNS 50% OF, AND RARE MINERALS CORPORATION, A NEVADA CORPORATION, THE COMPANY’S WHOLLY-OWNED SUBSIDIARY AS A RESULT OF THE SHARE EXCHANGE, DESCRIBED BELOW (COLLECTIVELY "SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2011.

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

Rare Minerals Acquisition

On April 27, 2011, we entered into a Share Exchange Agreement with Rare Minerals Corporation, a Nevada corporation (“RMC” and the “Share “Exchange”) and RMC’s shareholders (the “RMC Shareholders”).  Pursuant to the Share Exchange, we agreed to exchange 65,200,000 shares of newly issued common stock (representing 99% of our then outstanding common stock) with the RMC Shareholders for 100% of the outstanding shares of RMC.  The Share Exchange closed effective May 11, 2011 (the “Closing”).

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

(b) The beneficial owner of Ferris Hill LP is Norman H. Brown, Jr., its Managing Member.

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

On June 1, 2011, the Company entered into a Data Purchase Agreement with Ioulia Chipilevskaia and the Joseph Rosen Foundation, Inc., significant shareholders of the Company and former shareholders of RMC, and purchased all of the geological data held by them relating to the Deposit including certain core samples.  In consideration for the acquisition of the geological data, the Company issued an aggregate of 1,500,000 shares of restricted common stock to Ms. Chipilevskaia and the Joseph Rosen Foundation, Inc.  The closing of the Data Purchase Agreement occurred on June 15, 2011.

Description of KNG

KNG was created in 2004 for the purpose of oil and gas exploration in the Khanty-Mansiysk district of Western Siberia, Russia. In October 2007, KNG was awarded two oil and gas exploration licenses in the Khanty-Mansiysk region in Western Siberia, Russia for the Karabashsky-61 and Karabashsky-67 blocks located in the Khanty-Mansiysk Autonomous Region, Russian Federation.  The license areas together cover 166,000 acres and are situated in the territory of the Urals oil and gas bearing area.  KNG also has eight more outstanding applications for exploration licenses filed with the Russian authorities, which auctions have not occurred to date.

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

As of June 30, 2011, the Company owned a 44% interest in KNG. Effective September 30, 2008, the Company's 44% investment in KNG is recorded on the equity method of accounting. The operations of KNG prior to September 30, 2008 are included in the consolidated accounts of the Company in the accompanying financial statements.

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

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through June 30, 2011.

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

Joint Venture

The operations of the Joint Venture were funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly-owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of June 30, 2011, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

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

The Deposit is a molybdenum-tungsten deposit that was identified and subsequently explored between 1985 and 1988.  The Deposit is located in the Russian Urals, approximately 45 kilometers (“km”) south-east from the town of Kamens-Uralskiy which is also the nearest rail head.  The Deposit area can be accessed via all seasonal roads from the town of Kataysk which is located approximately 30 km to the north-east.

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

As part of the acquisition of RMC, the Company obtained rights to a Loan Agreement provided to Koklanovskoe by a third party on January 17, 2011 and amended on January 24, 2011, in the aggregate amount of 500,000 British Pounds (approximately $815,000 as of the date of this report)(the “Loan”).  The Loan provides Koklanovskoe the right to make drawdowns from time to time under the Loan prior to January 31, 2015, at which time the outstanding amount of the Loan is required to be repaid in full.  All amounts borrowed under the Loan bear interest at the rate of 12% per annum; provided that if an event of default occurs under the Loan any and all outstanding amounts bear interest at the rate of 18% per annum.  The Loan provides the lender the right to secure such Loan by any or all of Koklanovskoe’s assets.  The Loan was required to be used for the acquisition of the Deposit and geological exploration activities on such Deposit.  As of June 30, 2011, there was $481,329 (300,000 British Pounds) outstanding under the Loan.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

We are a development stage company which is seeking opportunities for investment in and/or acquisition of small to medium companies in Russia, specifically in the precious minerals and oil and gas industries.

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

Historically, we have obtained cash financing from organizing stockholders in the form of loans and advances. Additionally, during the fourth quarter of 2005 and the fourth quarter of 2010, we restructured much of our debt through the issuance of shares of our common stock to our creditors and in certain cases, in 2005, obtained waiver letters, postponing certain of our liabilities until such time as we have generated sufficient revenues to pay such debts.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $236,280 and $125,631 were payable to the stockholders as of June 30, 2011 and December 31, 2010, respectively.

There can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

We had no revenues or other income for the three months ended June 30, 2011 or 2010.    The Company does not anticipate generating revenues until such time, if ever, as we are able to generate sufficient funding to continue our business plan and complete exploration and mining activities on the Deposit, and then only if such property contains commercial quantities of minerals and we are able to successfully extract and sell such materials, of which there can be no assurance.

We had total expenses of $147,981 for the three months ended June 30, 2011, compared to total expenses for the three months ended June 30, 2010, of $146,205, which represented an increase in total expenses from the prior period of $1,776 or 1%.

The main reasons for the increase in total expenses for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, were a $4,234 or 255% increase in finance and other charges, to $5,895 for the three months ended June 30, 2011, compared to $1,661 for the three months ended June 30, 2010, in connection with the Loan bearing 12% annual interest and a $6,657 or 11% increase in professional and consulting fees, to $65,050 for the three months ended June 30, 2011, compared to $58,393 for the three months ended June 30, 2010, which increase was mainly due to the acquisition of RMC, which increases were offset by a $9,199 or 11% decrease in salaries, to $73,501 for the three months ended June 30, 2011, compared to $82,700 for the three months ended June 30, 2010, due to a decrease in the value of the monthly shares due to the Company’s President, Helen Teplitskaia for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, and the termination of the employment of the Company’s Moscow, Russia representative.

We had a foreign currency translation gain on the Loan of $14,700 for the three months ended June 30, 2011, which was due to fluctuation of the Pound Sterling against the Russian Ruble.

We had a net loss of $133,281 for the three months ended June 30, 2011, compared to a net loss of $146,205 for the three months ended June 30, 2010, a decrease in net loss of $12,924 or 9% from the prior period, which decrease in net loss was mainly due to the foreign currency translation gain as described above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

We had no revenues or other income for the six months ended June 30, 2011 or 2010.    The Company does not anticipate generating revenues until such time, if ever, as we are able to generate sufficient funding to continue our business plan and complete exploration and mining activities on the Deposit, and then only if such property contains commercial quantities of minerals and we are able to successfully extract and sell such materials, of which there can be no assurance.

We had total expenses of $309,236 for the six months ended June 30, 2011, compared to total expenses for the six months ended June 30, 2010, of $293,099, which represented an increase in total expenses from the prior period of $16,137 or 6%.

The main reasons for the increase in total expenses for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, were an $18,977 or 16% increase in professional and consulting fees, to $137,521 for the six months ended June 30, 2011, compared to $118,544 for the six months ended June 30, 2010, and an $11,120 or 177% increase in marketing and other fees, to $17,420 for the six months ended June 30, 2011, compared to $6,300 for the six months ended June 30, 2010, which increases were mainly due to certain one-time expenses associated with the Company’s 1:70 reverse stock split and the cost of mailing notice of and holding the Company’s 2011 Annual Meeting of Stockholders, as well as fees paid to relist the Company on the OTCBB in March 2011, which were offset by a $17,599 or 11% decrease in salaries to $146,901 for the six months ended June 30, 2011 compared to $164,500 for the six months ended June 30, 2010, due to a decrease in the value of the monthly shares due to the Company’s President, Helen Teplitskaia for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, and the termination of the employment of the Company’s Moscow, Russia representative.

We had a foreign currency translation gain on the Loan of $14,700 for the three months ended June 30, 2011, which was due to fluctuation of the Pound Sterling against the Russian Ruble.

We had a net loss of $294,536 for the six months ended June 30, 2011, compared to a net loss of $293,099 for the six months ended June 30, 2010, an increase in net loss of $1,437 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $24,982,870 as of June 30, 2011, consisting of current assets of $88,569, including $1,101 of cash and $87,468 of prepaid expenses and other, and total long-term assets of $24,894,301 consisting of mineral properties.

On April 27, 2011, with a closing date of May 11, 2011, we entered into the Share Exchange with RMC (described in greater detail above under “Rare Minerals Acquisition”) and acquired rights to the Deposit, which together with certain geological data, represent the $24,894,301 of mineral properties.

We had total liabilities of $1,166,822 as of June 30, 2011, which included current liabilities of $685,493, including $236,280 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between September 2010 and June 30, 2011 and advisory fees accrued to a shareholder of the Company for the period between October 2010 and June 30, 2011; $77,940 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic, interest on such loan, and certain other expenses owed to Baltic; $76,261 of accounts payable to others for advisory and professional services rendered; and $295,012 of accrued payroll, which included $135,000 payable to our Chief Executive Officer, David Zaikin, $56,274 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam, and long-term liabilities of $481,329 relating to the Promissory Note, described below.

We had negative working capital of $596,924 and a total pre-development and development stage accumulated deficit of $16,396,292 as of June 30, 2011.

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

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of June 30, 2011. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As part of the acquisition of RMC, the Company obtained rights to a Loan Agreement provided to Koklanovskoe by a third party on January 17, 2011 and amended on January 24, 2011, in the aggregate amount of 500,000 British Pounds (approximately $815,000 as of the date of this report)(the “Loan”).  The Loan provides Koklanovskoe the right to make draw-downs from time to time under the Loan prior to January 31, 2015, at which time the outstanding amount of the Loan is required to be repaid in full.  All amounts borrowed under the Loan bear interest at the rate of 12% per annum; provided that if an event of default occurs under the Loan any and all outstanding amounts bear interest at the rate of 18% per annum.  The Loan provides the lender the right to secure such Loan by any or all of Koklanovskoe’s assets.  The Loan was required to be used for the acquisition of the Deposit and geological exploration activities on such Deposit.  As of June 30, 2011, there was $481,329 (300,000 British Pounds) outstanding under the Loan.

As of June 30, 2011, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $1,045 of net cash used in operating activities for the six months ended June 30, 2011, which was mainly attributable to adjustments to reconcile $294,536 of net loss, offset by an increase of $284,324 of accounts payable and accrued expenses.

We had $1,655 of net cash provided by investing activities for the six months ended June 30, 2011, which represented cash received in the acquisition of the RMC.

In connection with the Joint Venture (described above), the Company previously received management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities, no management fees were paid during the three months ended June 30, 2011 or 2010, and the Company does not anticipate receiving any such fees moving forward.  If the Company does not receive any management fees moving forward, the Company anticipates that its stockholders and management will continue to provide financing for the Company, of which there can be no assurance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2011.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting discussed below.

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

RISK OF CONTINUING OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders. As of June 30, 2011, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the previously licensed area. Our partner in ZNG, Baltic and our partner in KNG, Neftebitum, have informed us that they do not plan to move forward with any further exploration activities through ZNG or KNG, respectively. We anticipate approximately $15 million of additional funding to conduct exploration activities on the Deposit acquired through the Share Exchange (as described above), which funding may not be available on favorable terms, if at all.  If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $666,116 for the year ended December 31, 2009, a net loss of $579,251 for the year ended December 31, 2010, a net loss of $294,536 for the six months ended June 30, 2011, and had total cash on hand of $1,101 and a total accumulated deficit of $16,396,292 as of June 30, 2011. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

WE MAY CONTINUE TO BE UNPROFITABLE AND MAY NOT GENERATE PROFITS TO CONTINUE OUR BUSINESS PLAN.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of June 30, 2011, was $15,946,507, and our total cumulative deficit was $16,396,292 which included $449,785 of pre-development stage deficit. We had a working capital deficit of $596,924 as of June 30, 2011. The Company is currently being funded by existing shareholders and other loans, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. ZNG has previously determined to cease further exploration activities and KNG determined to cease exploration activities as well.  If we are unable to raise additional funding or generate revenues in the future, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

WE RELY ON KEY PERSONNEL AND IF THEY LEAVE OUR COMPANY OUR BUSINESS PLAN COULD BE ADVERSELY AFFECTED.

We rely on the Company's Chief Executive Officer, Chief Financial Officer and Chairman, Michael Hellenbrand, Elena Pochapski, and David Zaikin, respectively, for the success of our Company.  Mr. Zaikin is employed under an employment agreement  expiring on December 31, 2011; however, Ms. Pochapski’s employment agreement expired on June 30, 2011.  The Company anticipates entering into an employment agreement with Mr. Hellenbrand subsequent to the date of this filing. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on any members of management. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace such individuals, or such individuals are unable to spend a sufficient amount of time on Company matters, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued or worthless.

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

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB (similar as to how we were automatically delisted from the OTCBB in February 2011, which forced us to take actions to re-quote our common stock on the OTCBB in March 2011). As we were late in filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, if we are late in our periodic filings two additional times prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 or three times in any subsequent 24 month and are de-listed from the OTCBB or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has previously agreed to pay its President, Helen Teplitskaia, 143 shares of common stock per month for her service to the Company.  As of the date of this filing, the Company owes Ms. Teplitskaia an aggregate of 1,144 shares of common stock for services rendered during the months of January through August 2011, which shares have not been issued to date or reflected in the issued and outstanding shares disclosed throughout this report.

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

3.8(c)	Certificate of Amendment to Articles of Incorporation Affecting a 1:70 Reverse Stock Split

3.9(d)	Amended and Restated Bylaws

4.1(e)	Siberian Energy Group Inc. 2010 Stock Incentive Plan

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(15)	Agreement of Purchase and Sale with Limited Liability Company Neftebitum, Sergey V. Prokopiev, and Oleg G. Shelepov

10.37(15)	Operating Agreement with Limited Liability Company Neftebitum

10.38(16)	One Year Extension to the Employment Agreement of August 1, 2004 with David Zaikin

10.39(16)	One Year Extension to the Employment Agreement of August 1, 2004 with Elena Pochapski

10.40(16)	Stock Option Agreement for David Zaikin

10.41(16)	Stock Option Agreement for Elena Pochapski

10.42(17)	Extension of Employment Agreement of David Zaikin

10.43(17)	Extension of Employment Agreement of Elena Pochapski

10.44(18)	Form of Debt Conversion Agreement

10.45(18)	Extension of Employment Agreement of David Zaikin

10.46(18)	Extension of Employment Agreement of Elena Pochapski

10.47(19)	Share Exchange Agreement with Rare Minerals Corporation and its Shareholders

10.48(19)	Exploration License (Translated From Russian)

10.50(20)	Data Purchase Agreement

10.51(20)	Extension of Employment Agreement of David Zaikin

10.52(20)	Extension of Employment Agreement of Elena Pochapski

10.53*	Loan Agreement

10.54*	Addition to Loan Agreement

21.1(14)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herein.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

(6) Filed as Exhibits to our Report on Form 8-K, filed with the Commission on December 2, 2005, filed with the Commission on April 13, 2006, and incorporated herein by reference.

(7) Filed as Exhibit 99.1 to our Report on Form 10-KSB for the year ended December 31, 2004, filed with the Commission on March 28, 2005, and incorporated herein by reference.

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

(20) Filed as an exhibit to our Report on Form 10-Q filed with the Commission on June 22, 2011, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: August 19, 2011	By: /s/ Michael Hellenbrand
Michael Hellenbrand
Chief Executive Officer
(Principal Executive Officer)

DATED: August 19, 2011	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)