Form 10-Q
period 2011-09-30
Siberian Energy Group Inc.
filed 2011-11-21
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 15, 2011, the issuer had 67,367,659 shares of common stock, $0.001 par value per share outstanding, which number does not include 1,573 shares which the registrant has agreed to issue to its President, Helen Teplitskaia for services rendered during the months of January through November 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of September 30, 2011, and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and the cumulative period of development stage activity (January 1, 2003 through September 30, 2011), and the condensed consolidated statements of stockholders’ equity and cash flows for the nine months ended September 30, 2011 and 2010, and the cumulative period of development stage activity (January 1, 2003 through September 30, 2011).  These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

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

Lumsden & McCormick, LLP
Buffalo, New York
November 18, 2011

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets	(Unaudited)
	September 30,	December 31,
	2011	2010

Assets
Current assets:
Cash	$1,959	$467
Prepaid expenses and other	164,118	8,810
	166,077	9,277

Investment in ZNG, Ltd., at equity	-	-

Investment in KNG, at equity	-	-

Mineral properties	24,894,301	-

Oil and gas properties, unproved	-	-

Property and equipment, net	-	623

	$25,060,378	$9,900

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$306,394	$125,631
Related party - Baltic Petroleum, interest at 14%	79,472	74,926
Others	98,811	20,017
Accrued payroll	366,423	147,766
	851,100	368,340

Loan payable	570,422	-

Stockholders' equity:
Preferred stock - 10,000,000 shares, $.001 par value	-	-
Common stock - authorized 100,000,000 shares, $.001 par value
67,367,659 and 667,659 issued and outstanding	67,368	668
Additional paid-in capital	40,159,038	15,756,738
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(16,133,389)	(15,651,971)
Accumulated other comprehensive loss	(4,376)	(14,090)
	23,638,856	(358,440)

	$25,060,378	$9,900

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
					For the
Condensed Consolidated Statements of Operations					cumulative
					period of
					Development
					Stage Activity-
	For the three		For the nine		January 1, 2003
	months ended		months ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenues and other income:
Management fees from joint venture	$-	$-	$-	$-	$1,135,000
Gain from entrance into joint venture	-	-	-	-	364,479
Other	-	-	-	-	6,382
Total revenues and other income	-	-	-	-	1,505,861

Expenses:
Salaries	73,713	80,900	220,614	245,400	4,355,472
Professional and consulting fees	60,546	49,809	198,067	168,353	5,521,838
Rent and occupancy	-	-	-	-	237,498
Depreciation and amortization	-	168	-	503	105,502
Finance charges and interest	24,149	1,584	31,543	5,004	157,648
Marketing and other	14,698	894	32,118	7,194	2,109,199
Total expenses	173,106	133,355	482,342	426,454	12,487,157

Foreign currency translation (gain) loss	13,776	-	(924)	-	(924)

Loss from disposition of loan receivable - affiliate	-	-	-	-	29,500

Loss from sale of investment	-	-	-	-	669,570

Loss on deemed disposition of oil and
gas properties, unproved	-	-	-	-	3,928,000

Impairment charge on investment	-	-	-	-	525,947

Loss before income taxes	186,882	133,355	481,418	426,454	16,133,389

Provision for income taxes (benefit)	-	-	-	-	-

Net loss (development stage)	$186,882	$133,355	$481,418	$426,454	$16,133,389

Basic and diluted loss per common share
after 1:70 reverse stock split	$(0.00)	$(0.45)	$(0.01)	$(1.44)	$(5.03)

Weighted average number of basic and diluted common
shares outstanding after 1:70 reverse stock split	67,367,659	296,418	35,169,124	296,418	3,209,165

See accompanying notes.					3

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through September 30, 2011

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

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through September 30, 2011

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

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through September 30, 2011

	Common Stock
	Number of		Additional Paid-In	Accumulated	Accumulated Other	Comprehensive	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, December 31, 2010	667,659	$668	$15,756,738	$(16,101,756)	$(14,090)	$(358,440)

Loss for nine months - 2011	-	-	-	(481,418)	-	(481,418)

Foreign currency translation adjustment	-	-	-	-	9,714	9,714	$(471,704)

Shares issued in acquisition (RMC)	65,200,000	65,200	24,058,800	-	-	24,124,000

Shares issued for geological data	1,500,000	1,500	343,500	-	-	345,000

Balance, September 30, 2011	67,367,659	$67,368	$40,159,038	$(16,583,174)	$(4,376)	$23,638,856

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			September 30,
For the nine months ended September 30,	2011	2010	2011

Operating activities:
Net loss (development stage)	$(481,418)	$(426,454)	$(16,133,389)
Depreciation and amortization	-	503	105,397
Common stock and warrants issued
for professional services and salaries and geological data	-	-	7,231,933
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	623	-	1,652
Loss on sale of investment, including deconsolidation of subsidiary	-	-	823,692
Loss on deemed disposition of oil and gas properties, unproved	-	-	3,928,000
Impairment charge on investment	-	-	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other assets	(68,106)	(17)	(340,308)
Accounts payable and accrued expenses	435,986	432,877	5,021,113
Net operating activities	(112,915)	6,909	909,558

Investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Proceeds of disposition of office furniture	-	-	107
Loan to affiliate	-	-	(29,500)
Cash received in acquisition	1,655	-	1,661
Cash received from entrance into joint venture	-	-	175,000
Net investing activities	1,655	-	(1,158,687)

Financing activities:
Net proceeds from loans	103,038	-	175,538
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net financing activities	103,038	-	255,464

Effect of exchange rates on cash	9,714	(7,172)	(4,376)

Net change in cash	1,492	(263)	1,959

Cash - beginning	467	751	-

Cash - ending	$1,959	$488	$1,959

See accompanying notes.			7

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

This transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The $24,124,000 excess of the net book value of the assets acquired has been allocated to mineral properties on the condensed consolidated balance sheet.

The approximate consolidated balance sheet of RMC as of May 11, 2011 is as follows:

Balance Sheet

Assets:
Cash	$2,000
Prepaid expenses	87,000
Mineral properties	405,000
$494,000

Liabilities:
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

As a result of the purchase, a calculated acquisition value of $3,928,000 was assigned to the oil and gas properties, unproved that considered the approximate market value of the stock issued ($122.50) on the transaction date including $3,675,000 assigned to 30,000 shares issued in 2006 and $253,000 assigned to 3,572 stock warrants granted.  A value of $1,320,000 was assigned to the acquisition of licenses by KNG based on the market value of the 28,571 shares on the date of issue.

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

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through September 30, 2011.

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

3.  Loan Payable:

The Company obtained a long-term loan facility from an unrelated individual with a maximum borrowing capacity of 500,000 British pounds (equivalent to $781,400 on September 30, 2011).  The proceeds were used to purchase a geological license. The loan is unsecured, bears interest at 12%, and is due January 31, 2015.  At September 30, 2011, there was $570,422 (365,000 British pounds) outstanding.

4.  Issuance of Common Stock:

In June 2011, the Company issued 1,500,000 shares of its common stock to acquire geological data.  The fair value of the common stock was $.23 per share on the date of issuance which equates to $345,000 of common stock being issued.  This geological data has been classified as mineral properties on the condensed consolidated balance sheet.

5.  Income Taxes:

At September 30, 2011, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $5,019,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2031.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $1,756,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

6.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through September 30, 2011.

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

For the cumulative period ended September 30, 2011, the Company has obtained cash financing from organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

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

9.  Cash Flows Information:

Noncash investing and financing activities excluded from the statement of cash flows for the nine months ended September 30, 2011:

RMC asset acquisition acquired through the
issuance of common stock on May 11, 2011:

Prepaid expenses and other	$87,202
Mineral properties	$24,549,301
Accounts payable and accrued expenses	$32,829
Loan payable	$467,384

Geological data acquired through the
issuance of common stock	$345,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SIBERIAN ENERGY GROUP INC. AND KONDANEFTEGAZ, LLC, A RUSSIAN LIMITED LIABILITY, THE REGISTRANT’S 44% OWNED SUBSIDIARY, ZAURALNEFTEGAZ LIMITED, A COMPANY ORGANIZED UNDER THE LAWS OF THE COUNTRY OF ENGLAND, WHICH THE REGISTRANT OWNS 50% OF, AND RARE MINERALS CORPORATION, A NEVADA CORPORATION, THE COMPANY’S WHOLLY-OWNED SUBSIDIARY AS A RESULT OF THE SHARE EXCHANGE, DESCRIBED BELOW (COLLECTIVELY "SIBERIAN", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2011.

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

The activities of ZNG were carried out through the Joint Venture Shareholders' Agreement ("Joint Venture") entered into on October 14, 2005 with Baltic Petroleum (E&P) Limited ("BP" or "Baltic") and Zauralneftegaz Limited, the joint venture company ("ZNG, Ltd."), as contemplated by the Option Agreement, as amended (the "Option"). The Company closed the Joint Venture and transferred 100% of the outstanding stock of ZNG to ZNG, Ltd. in connection with the terms and conditions of the Joint Venture. As a result of such transfer, the Company holds 50% of the outstanding stock of ZNG, Ltd., which holds 100% of the outstanding stock of the Company's former wholly-owned subsidiary, ZNG.  ZNG, Ltd. operates through ZNG and is engaged in the exploration and development of, production and sale of, oil and gas assets in the Western Siberian region of the Russian Federation and the former Soviet Union, although ZNG, Ltd. is not currently conducting any business activities.

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

Pursuant to the Share Exchange, the RMC Shareholders agreed not to vote the shares which they hold in favor of removing any current Director of the Company, to vote any and all shares in favor of re-appointing all current members of the Board of Directors (subject to the terms of the Share Exchange) for a period of one year from Closing, and that they had no rights to appoint or remove Directors for a period of one year from the Closing (collectively the “Voting Requirements”).

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

As of September 30, 2011, the Company owned a 44% interest in KNG. Effective September 30, 2008, the Company's 44% investment in KNG is recorded on the equity method of accounting. The operations of KNG prior to September 30, 2008 are included in the consolidated accounts of the Company in the accompanying financial statements.

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

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through September 30, 2011.

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

Joint Venture

The operations of the Joint Venture were funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly-owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of September 30, 2011, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

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

As part of the acquisition of RMC, the Company obtained rights to a Loan Agreement provided to Koklanovskoe by a third party on January 17, 2011 and amended on January 24, 2011, in the aggregate amount of 500,000 British Pounds (approximately $781,400 as of September 30, 2011) (the “Loan”).  The Loan provides Koklanovskoe the right to make drawdowns from time to time under the Loan prior to January 31, 2015, at which time the outstanding amount of the Loan is required to be repaid in full.  All amounts borrowed under the Loan bear interest at the rate of 12% per annum; provided that if an event of default occurs under the Loan any and all outstanding amounts bear interest at the rate of 18% per annum.  The Loan provides the lender the right to secure such Loan by any or all of Koklanovskoe’s assets.  The Loan was required to be used for the acquisition of the Deposit and geological exploration activities on such Deposit.  As of September 30, 2011, there was $570,422 (365,000 British Pounds) outstanding under the Loan.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

We are a development stage company which is seeking opportunities for investment in and/or acquisition of small to medium companies in Russia, specifically in the precious minerals and oil and gas industries.  We may also enter into merger, acquisition or similar transactions in the future with companies in separate industries and fields in the event we determine such transactions are in the best interests of the Company and its shareholders.

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

Additionally, moving forward, the Company may focus on the acquisition of additional operations, assets or entities; however, the Company has not entered into any definitive agreements to date, and there can be no assurance that any such agreements will be entered into on favorable terms, if at all.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $306,394 and $125,631 were payable to the stockholders as of September 30, 2011 and December 31, 2010, respectively.

There can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

We had no revenues or other income for the three months ended September 30, 2011 or 2010.    The Company does not anticipate generating revenues until such time, if ever, as we are able to generate sufficient funding to continue our business plan and complete exploration and mining activities on the Deposit, and then only if such property contains commercial quantities of minerals and we are able to successfully extract and sell such materials, of which there can be no assurance.

We had total expenses of $173,106 for the three months ended September 30, 2011, compared to total expenses for the three months ended September 30, 2010, of $133,355, which represented an increase in total expenses from the prior period of $39,751 or 30%.

The main reasons for the increase in total expenses for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, were a $22,565 increase in finance and other charges, to $24,149 for the three months ended September 30, 2011, compared to $1,584 for the three months ended September 30, 2010, in connection with the Loan bearing 12% annual interest, a $10,737 or 22% increase in professional and consulting fees, to $60,546 for the three months ended September 30, 2011, compared to $49,809 for the three months ended September 30, 2010, which increase was mainly due to the acquisition of RMC, and a $13,804 increase in marketing and other expenses, to $14,698 for the three months ended September 30, 2011, compared to $894 for the three months ended September 30, 2010, in connection with an increase in administrative costs relating to reverse-split described above, which increases were offset by a $7,187 or 9% decrease in salaries, to $73,713 for the three months ended September 30, 2011, compared to $80,900 for the three months ended September 30, 2010, due to a decrease in the value of the monthly shares due to the Company’s President, Helen Teplitskaia for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, and the termination of the employment of the Company’s Moscow, Russia representative.

We had a foreign currency translation loss of $13,776 for the three months ended September 30, 2011, which was due to fluctuation between the Pound Sterling, Russian Ruble and United States Dollar.

We had a net loss of $186,882 for the three months ended September 30, 2011, compared to a net loss of $133,355 for the three months ended September 30, 2010, an increase in net loss of $53,527 or 40% from the prior period, which increase in net loss was mainly due to the foreign currency translation loss and the increases in expenses as described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

We had no revenues or other income for the nine months ended September 30, 2011 or 2010.    The Company does not anticipate generating revenues until such time, if ever, as we are able to generate sufficient funding to continue our business plan and complete exploration and mining activities on the Deposit, and then only if such property contains commercial quantities of minerals and we are able to successfully extract and sell such materials, of which there can be no assurance.

We had total expenses of $482,342 for the nine months ended September 30, 2011, compared to total expenses for the nine months ended September 30, 2010, of $426,454, which represented an increase in total expenses from the prior period of $55,888 or 13%.

The main reasons for the increase in total expenses for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, were a $29,714 or 18% increase in professional and consulting fees, to $198,067 for the nine months ended September 30, 2011, compared to $168,353 for the nine months ended September 30, 2010, mainly due to the acquisition of RMC, a $26,539 increase in finance and other charges to $31,543 for the nine months ended September 30, 3011, compared to $5,004 for the nine months ended September 30, 2010, in connection with the Loan bearing 12% annual interest, and a $24,924 increase in marketing and other expenses to $32,118 for the nine months ended September 30, 2011, compared to $7,194 for the nine months ended September 30, 2010, which increases were mainly due to certain one-time expenses associated with the Company’s 1:70 reverse stock split and the cost of mailing notice of and holding the Company’s 2011 Annual Meeting of Stockholders, as well as fees paid to relist the Company on the OTCBB in March 2011, which were offset by a $24,786 or 10% decrease in salaries to $220,614 for the nine months ended September 30, 2011 compared to $245,400 for the nine months ended September 30, 2010, due to a decrease in the value of the monthly shares due to the Company’s President, Helen Teplitskaia for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, and the termination of the employment of the Company’s Moscow, Russia representative.

We had a foreign currency translation gain of $924 for the nine months ended September 30, 2011, which was due to fluctuation between the Pound Sterling, Russian Ruble and United States Dollar.

We had a net loss of $481,418 for the nine months ended September 30, 2011, compared to a net loss of $426,454 for the nine months ended September 30, 2010, an increase in net loss of $54,964 or 13% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $25,060,378 as of September 30, 2011, consisting of current assets of $166,077, including $1,959 of cash and $164,118 of prepaid expenses and other, and total long-term assets of $24,894,301 consisting of mineral properties.

On April 27, 2011, with a closing date of May 11, 2011, we entered into the Share Exchange with RMC (described in greater detail above under “Rare Minerals Acquisition”) and acquired rights to the Deposit, which together with certain geological data, represent the $24,894,301 of mineral properties.

We had total liabilities of $1,421,522 as of September 30, 2011, which included current liabilities of $851,100, including $306,394 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between September 2010 and September 30, 2011 and advisory fees accrued to a shareholder of the Company for the period between October 2010 and September 30, 2011; $79,472 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic, interest on such loan, and certain other expenses owed to Baltic; $98,811 of accounts payable to others for advisory and professional services rendered; and $366,423 of accrued payroll, which included $180,000 payable to our Chief Executive Officer, David Zaikin, $75,024 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam, and long-term liabilities of $570,422 relating to the Loan Agreement, described below.

We had negative working capital of $685,023 and a total pre-development and development stage accumulated deficit of $16,583,174 as of September 30, 2011.

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

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of September 30, 2011. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As part of the acquisition of RMC, the Company obtained rights to a Loan Agreement provided to Koklanovskoe by a third party on January 17, 2011 and amended on January 24, 2011, in the aggregate amount of 500,000 British Pounds (approximately $781,400 as of September 30, 2011)(the “Loan”).  The Loan provides Koklanovskoe the right to make draw-downs from time to time under the Loan prior to January 31, 2015, at which time the outstanding amount of the Loan is required to be repaid in full.  All amounts borrowed under the Loan bear interest at the rate of 12% per annum; provided that if an event of default occurs under the Loan any and all outstanding amounts bear interest at the rate of 18% per annum.  The Loan provides the lender the right to secure such Loan by any or all of Koklanovskoe’s assets.  The Loan was required to be used for the acquisition of the Deposit and geological exploration activities on such Deposit.  As of September 30, 2011, there was $570,422 (365,000 British Pounds) outstanding under the Loan.

As of September 30, 2011, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $112,915 of net cash used in operating activities for the nine months ended September 30, 2011, which was mainly attributable to adjustments to reconcile $481,418 of net loss, offset by an increase of $435,986 of accounts payable and accrued expenses.

We had $1,655 of net cash provided by investing activities for the nine months ended September 30, 2011, which represented cash received in the acquisition of RMC.

We had $103,038 of net cash provided by financing activities for the nine months ended September 30, 2011, which were solely due to additional funds received in connection with Loan described above.

In connection with the Joint Venture (described above), the Company previously received management fees, which varied from $25,000 to $85,000 per month. Due to the “transition period” of the Joint Venture’s exploration activities, no management fees were paid during the three months ended September 30, 2011 or 2010, and the Company does not anticipate receiving any such fees moving forward.  If the Company does not receive any management fees moving forward, the Company anticipates that its stockholders and management will continue to provide financing for the Company, of which there can be no assurance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2011.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting discussed below.

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

Risk of Continuing Our Business Plan Without Additional Financing.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders and amounts borrowed under the Loan. As of September 30, 2011, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the previously licensed area. Our partner in ZNG, Baltic and our partner in KNG, Neftebitum, have informed us that they do not plan to move forward with any further exploration activities through ZNG or KNG, respectively. We anticipate needing approximately $15 million of additional funding to conduct exploration activities on the Deposit acquired through the Share Exchange (as described above), which funding may not be available on favorable terms, if at all.  If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

Investors Face A Risk That The Company Will Enter Into A Transaction That Results In Substantial Dilution To Our Existing Shareholders, New Management Being Appointed To Run The Company And A New Operating Business Of The Company In The Future.

The management of the Company has discussed potential acquisition or merger opportunities.  In the future, we may enter into mergers and/or acquisitions with separate companies, which may result in our business focus or majority shareholders changing and substantial numbers of new shares of common or preferred stock being issued, resulting in substantial dilution to our then current shareholders. As a result, if there were new majority shareholders, they will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus or our business focus could be changed in connection with the transaction and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition transaction, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless.

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

Our Auditors Have Expressed Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial  losses including a net loss of $666,116 for the year ended December 31, 2009, a net loss of $579,251 for the year ended December 31, 2010, a net loss of $481,418 for the nine months ended September 30, 2011, and had total cash on hand of $1,959 and a total accumulated deficit of $16,583,174 as of September 30, 2011. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

We May Continue To Be Unprofitable And May Not Generate Profits To Continue Our Business Plan.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of September 30, 2011, was $16,133,389, and our total cumulative deficit was $16,583,174 which included $449,785 of pre-development stage deficit. We had a working capital deficit of $685,023 as of September 30, 2011. The Company is currently being funded by existing shareholders and other loans, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. ZNG has previously determined to cease further exploration activities and KNG determined to cease exploration activities as well.  If we are unable to raise additional funding or generate revenues in the future, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act of 1934, as amended, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has previously agreed to pay its President, Helen Teplitskaia, 143 shares of common stock per month for her service to the Company.  As of the date of this filing, the Company owes Ms. Teplitskaia an aggregate of 1, 573 shares of common stock for services rendered during the months of January through November 2011, which shares have not been issued to date or reflected in the issued and outstanding shares disclosed throughout this report.

The Company plans to claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuance will not involve a public offering, the recipient will take the shares for investment and not resale, the Company will take appropriate measures to restrict transfer, and the recipient is a “sophisticated investors” who had access to similar documentation and information similar as to what would be required in a Registration Statement under the Act. No underwriters or agents will be involved in the foregoing issuances and the Company will not pay any underwriting discounts or commissions.

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

3.8(c)	Certificate of Amendment to Articles of Incorporation Affecting a 1:70 Reverse Stock Split

3.9(d)	Amended and Restated Bylaws

4.1(e)	Siberian Energy Group Inc. 2010 Stock Incentive Plan

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(15)	Agreement of Purchase and Sale with Limited Liability Company Neftebitum, Sergey V. Prokopiev, and Oleg G. Shelepov

10.37(15)	Operating Agreement with Limited Liability Company Neftebitum

10.38(16)	One Year Extension to the Employment Agreement of August 1, 2004 with David Zaikin

10.39(16)	One Year Extension to the Employment Agreement of August 1, 2004 with Elena Pochapski

10.40(16)	Stock Option Agreement for David Zaikin

10.41(16)	Stock Option Agreement for Elena Pochapski

10.42(17)	Extension of Employment Agreement of David Zaikin

10.43(17)	Extension of Employment Agreement of Elena Pochapski

10.44(18)	Form of Debt Conversion Agreement

10.45(18)	Extension of Employment Agreement of David Zaikin

10.46(18)	Extension of Employment Agreement of Elena Pochapski

10.47(19)	Share Exchange Agreement with Rare Minerals Corporation and its Shareholders

10.48(19)	Exploration License (Translated From Russian)

10.50(20)	Data Purchase Agreement

10.51(20)	Extension of Employment Agreement of David Zaikin

10.52(20)	Extension of Employment Agreement of Elena Pochapski

10.53(21)	Loan Agreement

10.54(21)	Addition to Loan Agreement

21.1(14)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(21) Filed as an exhibit to our Report on Form 10-Q filed with the Commission on August 19, 2011, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBERIAN ENERGY GROUP INC.

DATED: November 21, 2011	By: /s/ Michael Hellenbrand
Michael Hellenbrand
Chief Executive Officer
(Principal Executive Officer)

DATED: November 21, 2011	By: /s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Accounting Officer)