Form 10-K
period 2011-12-31
Siberian Energy Group Inc.
filed 2012-05-16
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The issuer's revenues for the most recent fiscal year ended December 31, 2011 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2011, was approximately $2,307,311.

As of May 10, 2012, the issuer had 67,367,659 shares of common stock, $0.001 par value per share outstanding.

SIBERIAN ENERGY GROUP INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2011
INDEX

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	43

PART I

ITEM 1. BUSINESS

Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), constitute "Forward-Looking Statements". Certain, but not necessarily all, of such Forward-Looking Statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made. Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Siberian Energy Group Inc. and Kondaneftegaz, LLC, a Russian limited liability company, the registrant’s 44% owned subsidiary, Zauralneftegaz Limited, a company organized under the laws of the country of England, which the registrant owns 50% of, and Rare Minerals Corporation, a Nevada corporation, the Company’s wholly-owned subsidiary as a result of the Share Exchange, described below (collectively "Siberian", the "Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements. References in this form 10-K, unless another date is stated, are to December 31, 2011.

You should read the matters described below in “Risk Factors” and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

Pursuant to the Share Exchange, the RMC Shareholders agreed not to vote the shares which they hold in favor of removing any current Director of the Company, to vote any and all shares in favor of re-appointing all current members of the Board of Directors (subject to the terms of the Share Exchange) for a period of one year from Closing, and that they had no rights to appoint or remove Directors for a period of one year from the Closing, which requirements expired May 11, 2012 (collectively the “Voting Requirements”).

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

On June 1, 2011, the Company entered into a Data Purchase Agreement with Ioulia Chipilevskaia and the Joseph Rosen Foundation, Inc., significant shareholders of the Company and former shareholders of RMC, and purchased all of the geological data held by them relating to the Deposit (defined below under “RMC Operations”) including certain core samples.  In consideration for the acquisition of the geological data, the Company issued an aggregate of 1,500,000 shares of restricted common stock to Ms. Chipilevskaia and the Joseph Rosen Foundation, Inc.  The closing of the Data Purchase Agreement occurred on June 15, 2011.

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

As of December 31, 2011, the Company owned a 44% interest in KNG. Effective September 30, 2008, the Company's 44% investment in KNG is recorded on the equity method of accounting. The operations of KNG prior to September 30, 2008 are included in the consolidated accounts of the Company in the accompanying financial statements.

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

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through December 31, 2011.

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

The operations of the Joint Venture were funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly-owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of December 31, 2011, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

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

Estimate of Amount of Time Spent On Research and Development

An initial business plan was developed over the course of three months in 2003. During that time period, market research was conducted. Research and development activities on the licensed blocks in the Kurgan Region were directly borne by the Company up to the time the Joint Venture was closed in October 2005. Research activities include gravimetric, seismic works and seismotomography studies on the previously licensed areas. Costs incurred by ZNG and ZNG Ltd. in connection with these studies as of December 31, 2011 totaled approximately $18 million.

Employees

Siberian Energy Group Inc. currently employs three (3) employees in management. KNG, which we own a 44% interest in, has two (2) part-time employees. Zauralneftegaz ("ZNG"), which is 50% owned by the Company through its joint venture ZNG, Ltd., currently employs two (2) part-time employees. Koklanovskoe , which is 100% owned by RMC, which is 100% owned by the Company has two (2) part-time employees.

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

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Going Concern

The Company's financial statements have been prepared assuming that the Company will continue as a going concern; however, since inception of its current endeavors in 2003, the Company has not earned any revenues from production of hydrocarbons or minerals and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern. The Company is of the opinion that sufficient financing will be obtained from external sources to provide the Company with the ability to continue its operations. Since inception, the Company has obtained cash financing from outside parties, organizing stockholders and employees in the form of loans, advances and deferred salaries, as well as through financing previously received of $25,000 to $85,000 per month in management fees from its Joint Venture, which management fees the Company has not received since October 2007, and which the Company does not believe will ever resume. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

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

Additionally, mines have limited lives and as a result, we may seek to expand our interests, through the acquisition of new properties in the future. There is a limited supply of desirable mineral lands in areas where we may consider conducting exploration and/or production activities. We will face strong competition for new properties from other mining companies, most of which have greater financial resources than we do and as a result, we may be unable to acquire new mining properties on terms that we consider acceptable.

There is a global market for precious minerals, which we plan to sell, if we are successful in our exploration and mining activities, at prevailing market prices. We do not believe that any single company or other institution has sufficient market power to significantly affect the price or supply of these metals.

Dependence on One or A Few Major Customers

The nature of the oil industry and mineral extraction industry is not based on individual customers. Crude and refined products are sold to local and international brokers as well as to refineries.  Extracted minerals are sold to independent third parties and wholesale brokers. The Company does not currently and can provide no assurances that it will ever produce crude or refined products, or find or extract any commercially significant minerals.

Patents, Trademarks and Licenses

KNG currently holds two five-year oil and gas exploration licenses, awarded in October 2007; provided that KNG has recently decided not to move forward with the exploration of such licenses.  RMC currently holds rights to the Deposit (defined above).

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

Risk of Continuing Our Business Plan Without Additional Financing.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders and amounts borrowed under the Loan (described below under “Liquidity and Capital Resources”). As of December 31, 2011, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the previously licensed area. Our partner in ZNG, Baltic and our partner in KNG, Neftebitum, have informed us that they do not plan to move forward with any further exploration activities through ZNG or KNG, respectively. We anticipate needing approximately $15 million of additional funding to conduct exploration activities on the Deposit acquired through the Share Exchange (as described above), which funding may not be available on favorable terms, if at all.  If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

Our Auditors Have Expressed Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $579,251 for the year ended December 31, 2010, a net loss of $616,922 for the year ended December 31, 2011, and had total cash on hand of $874 and a total accumulated deficit of $16,718,678  as of December 31, 2011. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

Shareholders Who Hold Restricted Shares Of Our Common Stock May Be Subject To Resale Restrictions In The Event We Cease Filing Periodic Reports With The Commission Pursuant To Rule 144, Due To Our Status As A Former “Shell Company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  While we believe that we are not currently a “shell company”, we are a former “shell company”, and as such, sales of our securities pursuant to Rule 144 are not able to be made unless we continue to make our required periodic filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.  As such, in the event we cease filing periodic reports with the Commission, Rule 144 will not be available for resales of our securities, and any shareholders holding restricted shares of our common stock will be unable to sell their securities.  Consequently the value of our securities, if any, could decline in value or become worthless.

The Former Shareholders of RMC Exercise Majority Voting Control Over The Company And Therefore Will Exercise Control Over Corporate Decisions Including The Appointment Of New Directors.

The former shareholders of RMC hold in aggregate 99% of our outstanding common stock. As such, those shareholders, if they choose to vote together, can exercise control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares in the Company will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove the Directors of the Company appointed from time to time by the former shareholders of RMC, which will mean that such Directors will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

We May Continue To Be Unprofitable And May Not Generate Profits To Continue Our Business Plan.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of December 31, 2011, was $16,268,893, and our total cumulative deficit was $16,718,678 which included $449,785 of pre-development stage deficit. We had a working capital deficit of $766,195 as of December 31, 2011. The Company is currently being funded by existing shareholders and other outside parties, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. ZNG has previously determined to cease further exploration activities and KNG determined to cease exploration activities as well.  If we are unable to raise additional funding or generate revenues in the future, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

We Rely On Key Personnel And If They Leave Our Company Our Business Plan Could Be Adversely Affected.

We rely on the Company's Chief Executive Officer, Chief Financial Officer and Chairman, Eran Forman, Elena Pochapski, and David Zaikin, respectively, for the success of our Company.  We do not currently have employment agreements in place with Mr. Forman, Ms. Pochapski or Mr. Zaikin. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on any members of management. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace such individuals, or such individuals are unable to spend a sufficient amount of time on Company matters, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued or worthless.

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

Our officers and Directors, our properties and licenses, and the majority of our assets are located in countries other than the United States, including Israel, Canada and Russia. As a result, it may be difficult for shareholders to effect service of process within the United States on our officers and Directors. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the United States or any state thereof, both in and outside of the United States.

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

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB (similar as to how we were automatically delisted from the OTCBB in February 2011, which forced us to take actions to re-quote our common stock on the OTCBB in March 2011). As we were late in filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and this Form 10-K for the year ended December 31, 2011, if we are late in our periodic filings one additional time prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 or three times in any subsequent 24 month and are de-listed from the OTCBB or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Compliance with Section 404 of the Sarbanes-Oxley Act will continue to strain our limited financial and management resources.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses (similar to those described below in this Report). Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we continue to identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company's United States office is located at 330 Madison Ave, 6th Floor, New York, New York 10017. The lease is at a monthly rate of $250 and is on a month to month basis. This space is leased from Office Escape, an operator of business centers in New York and other United States cities. The Company is not the sole occupant of the space and consequently the cost of the rental is shared with other occupants. The Company does not use the office for any purposes falling outside of its business needs.  The former Chief Executive Officer had been personally paying the Company’s office space rent and not billing the Company from December 31, 2008 to November 30, 2010, which resulted in the Company having no rent or occupancy expense for the year ended December 31, 2009 and the eleven months ended November 30, 2010.  The Company had rent and occupancy expense of $2,491 for the year ended December 31, 2011.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

We had 22,198 shares of common stock subject to outstanding options and warrants to purchase, or securities convertible into, the Company's common stock as of December 31, 2011. We have no outstanding shares of preferred stock. As of May 10, 2012, there were 67,367,659 shares of common stock outstanding, held by approximately 125 shareholders of record.

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

Closing Prices Quarter Ended	High	Low

December 31, 2011	$1.01	$0.02
September 30, 2011	$0.51	$0.02
June 30, 2011	$1.38	$0.20
March 31, 2011	$3.50	$0.51

December 31, 2010	$8.38	$0.35
September 30, 2010	$7.77	$2.80
June 30, 2010	$13.30	$4.21
March 31, 2010	$48.29	$3.15

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

The following table provides information as of December 31, 2011 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	57,142	-	-
Equity compensation plans not approved by the security holders	20,771	$26.50	-
Total

RECENT SALES OF UNREGISTERED SECURITIES

None.

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

Historically, we have obtained cash financing from organizing stockholders and outside parties in the form of loans and advances. Additionally, during the fourth quarter of 2005 and the fourth quarter of 2010, we restructured much of our debt through the issuance of shares of our common stock to our creditors and in certain cases, in 2005, obtained waiver letters, postponing certain of our liabilities until such time as we have generated sufficient revenues to pay such debts.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $375,793 and $125,631 are payable to stockholders from the Company as of December 31, 2011 and 2010, respectively.

There can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011, COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

We had no revenues or other income for the years ended December 31, 2011 or 2010.    The Company does not anticipate generating revenues until such time, if ever, as we are able to generate sufficient funding to continue our business plan and complete exploration and mining activities on the Deposit, and then only if such property contains commercial quantities of minerals and we are able to successfully extract and sell such materials, of which there can be no assurance.

We had total expenses of $622,198 for the year ended December 31, 2011, compared to total expenses for the year ended December 31, 2010, of $579,251, which represented an increase in total expenses from the prior period of $42,947 or 7.4%.

The main reasons for the increase in total expenses for the year ended December 31, 2011, compared to the year ended December 31, 2010, were a $23,742 or 10% increase in professional and consulting fees, to $253,572 for the year ended December 31, 2011, compared to $229,830 for the year ended December 31, 2010, mainly due to the acquisition of RMC, a $46,528 increase in finance and interest expense to $53,529 for the year ended December 31, 3011, compared to $7,001 for the year ended December 31, 2010, in connection with the Loan bearing 12% annual interest, and a $24,348 increase in marketing and other expenses to $36,852 for the year ended December 31, 2011, compared to $12,504 for the year ended December 31, 2010, which increases were mainly due to certain one-time expenses associated with the Company’s 1:70 reverse stock split and the cost of mailing notice of and holding the Company’s 2011 Annual Meeting of Stockholders, as well as fees paid to relist the Company on the OTCBB in March 2011, which were offset by a $53,246 or 16% decrease in salaries to $275,754 for the year ended December 31, 2011 compared to $329,000 for the year ended December 31, 2010, due to the Company’s President, Helen Teplitskaia not receiving any compensation for the year ended December 31, 2011, compared to the year ended December 31, 2010, the termination of the employment of the Company’s Moscow, Russia representative as of January 1, 2012 and the non-accrual of salary for Elena Pochapski, the Company’s Chief Financial Officer, beginning on October 1, 2011, due to the fact that no services were performed for the Company.

We had a foreign currency translation gain of $5,276 for the year ended December 31, 2011, which was due to fluctuation between the Pound Sterling, Russian Ruble and United States Dollar.

We had a net loss of $616,922 for the year ended December 31, 2011, compared to a net loss of $579,251 for the year ended December 31, 2010, an increase in net loss of $37,671 or 6.5% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $25,116,107 as of December 31, 2011, consisting of current assets of $221,806, including $874 of cash and $220,932 of prepaid expenses and other receivables and total long-term assets of $24,894,301 consisting of unproved mineral properties.

On April 27, 2011, with a closing date of May 11, 2011, we entered into the Share Exchange with RMC (described in greater detail above under “Rare Minerals Acquisition”) and acquired rights to the Deposit, which together with certain geological data, represent the $24,894,301 of unproved mineral properties.

We had total liabilities of $1,612,349 as of December 31, 2011, which included current liabilities of $988,001, including $375,793 of accounts payable to related party stockholders in connection with those shareholders paying certain of our expenses from the period between September 2010 and December 31, 2011 and advisory fees accrued to a shareholder of the Company for the period between October 2010 and December 31, 2011; $81,004 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic, interest on such loan, and certain other expenses owed to Baltic; $111,031 of accounts payable to others for advisory and professional services rendered; and $420,173 of accrued payroll, which included approximately $225,000 payable to our former Chief Executive Officer, David Zaikin, approximately $75,000 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam, and long-term liabilities of $624,348 relating to the Loan Agreement, described below.

We had negative working capital of $766,195 and a total pre-development and development stage accumulated deficit of $16,718,678 as of December 31, 2011.

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

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of December 31, 2011. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As part of the acquisition of RMC, the Company obtained rights to a Loan Agreement provided to Koklanovskoe by a third party on January 17, 2011 and amended on January 24, 2011, in the aggregate amount of 500,000 British Pounds (approximately $772,800 as of December 31, 2011)(the “Loan”).  The Loan provides Koklanovskoe the right to make draw-downs from time to time under the Loan prior to January 31, 2015, at which time the outstanding amount of the Loan is required to be repaid in full.  All amounts borrowed under the Loan bear interest at the rate of 12% per annum; provided that if an event of default occurs under the Loan any and all outstanding amounts bear interest at the rate of 18% per annum.  The Loan provides the lender the right to secure such Loan by any or all of Koklanovskoe’s assets.  The Loan was required to be used for the acquisition of the Deposit and geological exploration activities on such Deposit.  As of December 31, 2011, there was $624,348 (405,000 British Pounds) outstanding under the Loan.

As of December 31, 2011, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $177,898 of net cash used in operating activities for the year ended December 31, 2011, which was mainly attributable to adjustments to reconcile $616,922 of net loss and $124,920 of increase in prepaid expenses and other receivables, offset by an increase of $563,321 of accounts payable and accrued expenses.

We had $1,655 of net cash provided by investing activities for the year ended December 31, 2011, which represented cash received in the acquisition of RMC.

We had $166,530 of net cash provided by financing activities for the year ended December 31, 2011, which were solely due to additional funds received in connection with the Loan described above.

Since inception, the Company has obtained cash financing from organizing stockholders, outside parties and employees in the form of loans, advances and deferred salaries, as well as through financing previously received of $25,000 to $85,000 per month in management fees from its Joint Venture, which management fees the Company has not received since October 2007, and which the Company does not believe will ever resume. The Company anticipates that its stockholders and management will continue to provide financing for the Company, of which there can be no assurance. There can be no certainty as to availability of continued financing in the future. Failure to obtain sufficient financing may require the Company to reduce its operating activities. A failure to continue as a going concern would require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

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

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its then wholly-owned subsidiaries, ZNG (through October 14, 2005), Siberian Energy Group (Canada), KNG (December 31, 2006 through September 30, 2008), and RMC.  All intercompany transactions and balances have been eliminated.  After October 14, 2005, the Company’s investment in ZNG is accounted for on the equity method of accounting.  After September 30, 2008, the Company’s investment in KNG is accounted for on the equity method of accounting. Accordingly, the assets, liabilities and equity for ZNG and KNG are no longer presented on the Company’s balance sheet.

Foreign Currency Translation:

The Russian subsidiaries ZNG, KNG, and RMC use the Ruble as their functional currency; Siberian Energy Group (Canada) uses the Canadian dollar as its functional currency.  The books and records of ZNG, KNG, RMC and Siberian Energy Group (Canada) are kept in their functional currencies.  The Company translates to U.S. dollars the assets and liabilities of ZNG, KNG, RMC, and Siberian Energy Group (Canada) at the year-end exchange rates; income statement amounts are converted at the average rates of exchange for the year.  Foreign currency translation adjustments are included within other comprehensive income (loss).

Mineral and Oil and Gas Properties:

The Company follows the full cost method of accounting for mineral and oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of mineral and oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of mineral and oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized on the unit-of production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  When applicable, if the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

Licenses:

Costs incurred during 2003 to register and formalize ZNG’s exploration licenses with the Russian Ministry of Natural Resources were amortized over the terms of the licenses.  Amortization expense for 2005 and 2004 was $27,124 and $36,160, respectively.   All licenses became the responsibility of the Joint Venture effective October 14, 2005 and expired in 2008.

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

The Company believes it is no longer subject to examination by Federal taxing authorities for fiscal years prior to December 31, 2008.

Recent Accounting Pronouncements

In May 2011, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board.  The amendment is effective during interim and annual periods beginning after December 15, 2011.  The implementation of ASU No. 2011-04 is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which will no longer allow the presentation of the components of other comprehensive income in the consolidated statements of changes in stockholders’ equity or footnotes.  For reporting periods beginning after December 31, 2011, ASU No. 2011-05 requires presentation of other comprehensive income in combination with, or directly following the consolidated statements of income. In December 2011, ASU No. 2011-05 was amended to delay the proposed identification of reclassification adjustments in the consolidated statements of income. The Company is currently evaluating the allowable presentation alternatives under the new guidance.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company is currently evaluating the impact ASU No. 2011-11 will have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective guidance, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 SIBERIAN ENERGY GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have audited the accompanying consolidated balance sheets of Siberian Energy Group Inc. (a development stage company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended, and the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2011.  Siberian Energy Group Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siberian Energy Group Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the cumulative period of Development Stage Activity – January 1, 2003 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Siberian Energy Group Inc. will continue as a going concern.  As discussed in Note 12 to the financial statements, Siberian Energy Group Inc. has not earned significant revenue since inception of its current endeavor, and is considered to be in the development stage which raises substantial doubt about its ability to continue as a going concern.  Management’s plans relative to these matters are also described in Note 12 and throughout the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lumsden & McCormick, LLP
Buffalo, New York
May 8, 2012

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Balance Sheets

December 31,	2011	2010

Assets
Current assets:
Cash	$874	$467
Prepaid expenses and other receivables	220,932	8,810
	221,806	9,277

Investment in ZNG, Ltd., at equity	-	-

Investment in KNG, at equity	-	-

Mineral properties, unproved	24,894,301	-

Oil and gas properties, unproved	-	-

Property and equipment, net	-	623

	$25,116,107	$9,900

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$375,793	$125,631
Related party - Baltic Petroleum, interest at 14%	81,004	74,926
Others	111,031	20,017
Accrued payroll	420,173	147,766
	988,001	368,340

Loan payable	624,348	-

Stockholders' equity:
Preferred stock - 10,000,000 shares, $.001 par value	-	-
Common stock - authorized 100,000,000 shares, $.001 par value
67,367,659 and 667,659 issued and outstanding	67,368	668
Additional paid-in capital	40,159,038	15,756,738
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(16,268,893)	(15,651,971)
Accumulated other comprehensive loss	(3,970)	(14,090)
	23,503,758	(358,440)

	$25,116,107	$9,900

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Consolidated Statements of Operations			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			December 31,
For the years ended December 31,	2011	2010	2011

Revenues and other income:
Management fees from joint venture	$-	$-	$1,135,000
Gain from entrance into joint venture	-	-	364,479
Other	-	-	6,382
Total revenues and other income	-	-	1,505,861

Expenses:
Salaries	275,754	329,000	4,410,612
Professional and consulting fees	253,572	229,830	5,577,343
Rent and occupancy	2,491	272	239,989
Depreciation and amortization	-	644	105,502
Finance charges and interest	53,529	7,001	179,634
Marketing and other	36,852	12,504	2,113,933
Total expenses	622,198	579,251	12,627,013

Foreign currency translation gain	(5,276)	-	(5,276)

Loss from disposition of loan receivable - affiliate	-	-	29,500

Loss from sale of investment	-	-	669,570

Loss on deemed disposition of oil and
gas properties, unproved	-	-	3,928,000

Impairment charge on investment	-	-	525,947

Loss before income taxes	616,922	579,251	16,268,893

Provision for income taxes (benefit)	-	-	-

Net loss (development stage)	$616,922	$579,251	$16,268,893

Basic and diluted loss per common share
after 1:70 reverse stock split	$(0.01)	$(1.50)	$(3.16)

Weighted average number of basic and diluted common
shares outstanding after 1:70 reverse stock split	43,284,919	385,865	5,147,386

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Statements of Stockholders' Equity and Comprehensive Income

For the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2011

					Accumulated
	Common Stock				Other
	Number of		Additional Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, January 1, 2003 (pre-development stage)	135,801	$136	$434,962	$(449,785)	$-	$(14,687)

Loss for the year - 2003	-	-	-	(422,516)	-	(422,516)	$(422,516)

Shares issued in acquisition (ZNG)	14,286	14	(14)	-	-	-

Balance, December 31, 2003	150,087	$150	$434,948	$(872,301)	$-	$(437,203)

Loss for the year - 2004	-	-	-	(833,567)	-	(833,567)

Foreign currency translation adjustment	-	-	-	-	(53,120)	(53,120)	$(886,687)

Shares issued in acquisition (ZNG)	49,286	49	749,951	-	-	750,000

Shares issued for professional services	715	1	9,999	-	-	10,000

Other	-	-	34,426	-	-	34,426

Balance, December 31, 2004	200,088	$200	$1,229,324	$(1,705,868)	$(53,120)	$(529,464)

Loss for the year - 2005	-	-	-	(1,153,686)	-	(1,153,686)

Foreign currency translation adjustment	-	-	-	-	50,614	50,614	$(1,103,072)

Shares issued for professional services	5,500	6	198,208	-	-	198,214

Shares issued for accrued salaries	24,286	24	303,547	-	-	303,571

Warrants granted for professional services	-	-	310,000	-	-	310,000

Balance, December 31, 2005	229,874	$230	$2,041,079	$(2,859,554)	$(2,506)	$(820,751)

Loss for the year - 2006	-	-	-	(4,072,788)	-	(4,072,788)

Foreign currency translation adjustment	-	-	-	-	(1,939)	(1,939)	$(4,074,727)

Shares issued for employee stock option plan and warrants	2,786	3	45,497	-	-	45,500

Shares issued for geological data	27,143	27	3,324,973	-	-	3,325,000

Shares issued for professional services	16,279	16	2,121,444	-	-	2,121,460

Warrants granted for professional services	-	-	1,201,960	-	-	1,201,960

Shares cancelled	(8,707)	(9)	9	-	-	-

Balance, December 31, 2006	267,375	$267	$8,734,962	$(6,932,342)	$(4,445)	$1,798,442

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Statements of Stockholders' Equity and Comprehensive Income

For the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2011

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

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Consolidated Statements of Stockholders' Equity and Comprehensive Income

For the cumulative period of Development Stage Activity - January 1, 2003 through December 31, 2011

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive		Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total	Loss

Balance, December 31, 2010	667,659	$668	$15,756,738	$(16,101,756)	$(14,090)	$(358,440)

Loss for the year - 2011	-	-	-	(616,922)	-	(616,922)

Foreign currency translation adjustment	-	-	-	-	10,120	10,120	$(606,802)

Shares issued in acquisition (RMC)	65,200,000	65,200	24,058,800	-	-	24,124,000

Shares issued for geological data	1,500,000	1,500	343,500	-	-	345,000

Balance, December 31, 2011	67,367,659	$67,368	$40,159,038	$(16,718,678)	$(3,970)	$23,503,758

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

			For the
Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			December 31,
For the years ended December 31,	2011	2010	2011

Operating activities:
Net loss (development stage)	$(616,922)	$(579,251)	$(16,268,893)
Depreciation and amortization	-	644	105,397
Common stock and warrants issued
for professional services and salaries and geological data	-	-	7,231,933
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	623	-	1,652
Loss on sale of investment, including deconsolidation of subsidiary	-	-	823,692
Loss on deemed disposition of oil and gas properties, unproved	-	-	3,928,000
Impairment charge on investment	-	-	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other receivables	(124,920)	(8,241)	(397,122)
Accounts payable and accrued expenses	563,321	593,710	5,148,448
Net operating activities	(177,898)	6,862	844,575

Investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Proceeds of disposition of office furniture	-	-	107
Loan to affiliate	-	-	(29,500)
Cash received in acquisition	1,655	-	1,661
Cash received from entrance into joint venture	-	-	175,000
Net investing activities	1,655	-	(1,158,687)

Financing activities:
Net proceeds from loans	166,530	-	239,030
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net financing activities	166,530	-	318,956

Effect of exchange rates on cash	10,120	(7,146)	(3,970)

Net change in cash	407	(284)	874

Cash - beginning	467	751	-

Cash - ending	$874	$467	$874

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

This transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The $24,124,000 excess of the net book value of the assets acquired has been allocated to mineral properties, unproved on the condensed consolidated balance sheet.

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

Throughout 2007-2011, the Company was involved in the collection of geological data and preparation of exploration works on the Karabashski-61 and Karabashski-67 license areas.  Certain preliminary exploration activities were performed on the licensed areas over the past several years; however, KNG subsequently determined to cease exploration activities on the licensed areas.  As such, we do not anticipate KNG generating any revenues moving forward.

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

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through December 31, 2011.

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

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its then wholly-owned subsidiaries, ZNG (through October 14, 2005), Siberian Energy Group (Canada), KNG (December 31, 2006 through September 30, 2008), and RMC.  All intercompany transactions and balances have been eliminated.  After October 14, 2005, the Company’s investment in ZNG is accounted for on the equity method of accounting.  After September 30, 2008, the Company’s investment in KNG is accounted for on the equity method of accounting. Accordingly, the assets, liabilities and equity for ZNG and KNG are no longer presented on the Company’s balance sheet.

Foreign Currency Translation:

The Russian subsidiaries ZNG, KNG, and RMC use the Ruble as their functional currency; Siberian Energy Group (Canada) uses the Canadian dollar as its functional currency.  The books and records of ZNG, KNG, RMC and Siberian Energy Group (Canada) are kept in their functional currencies.  The Company translates to U.S. dollars the assets and liabilities of ZNG, KNG, RMC, and Siberian Energy Group (Canada) at the year-end exchange rates; income statement amounts are converted at the average rates of exchange for the year.  Foreign currency translation adjustments are included within other comprehensive income (loss).

Cash:

Cash in financial institutions may exceed insured limits at various times throughout the year, and subject the Company to concentrations of credit risk.

Mineral and Oil and Gas Properties:

The Company follows the full cost method of accounting for mineral and oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of mineral and oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of mineral and oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized on the unit-of production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  When applicable, if the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

The Company believes it is no longer subject to examination by Federal taxing authorities for fiscal years prior to December 31, 2008.

Recent Accounting Pronouncements

In May 2011, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board.  The amendment is effective during interim and annual periods beginning after December 15, 2011.  The implementation of ASU No. 2011-04 is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income," which will no longer allow the presentation of the components of other comprehensive income in the consolidated statements of changes in stockholders’ equity or footnotes.  For reporting periods beginning after December 31, 2011, ASU No. 2011-05 requires presentation of other comprehensive income in combination with, or directly following the consolidated statements of income. In December 2011, ASU No. 2011-05 was amended to delay the proposed identification of reclassification adjustments in the consolidated statements of income. The Company is currently evaluating the allowable presentation alternatives under the new guidance.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company is currently evaluating the impact ASU No. 2011-11 will have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective guidance, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Subsequent Events:

The Company has evaluated subsequent events for recognition or disclosure in the financial statements through May 8, 2012 (the date these financial statements were available to be issued).

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

As of December 31, 2011, after a careful evaluation of the anticipated costs and benefits of future exploration works, the Company has decided not to pursue this project and intends to dispose of its investment in KNG. The Company will instead concentrate on projects that are in a more advanced stage of exploration. Management believes that the disposal of KNG will have no material impact on the consolidated financial statements.

There is no market for the common stock of KNG and accordingly, no quoted market price is available.

Investment in Joint Venture:

As of December 31, 2011, the Joint Venture generated an unaudited cumulative loss of over $22 million as a result of exploration activities in the Kurgan region during 2003-2009. Since cumulative losses of Joint Venture exceed the Company’s investment, the investment is carried at zero value.  The Company has no liability to guarantee the debts of the Joint Venture.

3.  Loan Payable:

The Company obtained a long-term loan facility from an unrelated individual with a maximum borrowing capacity of 500,000 British pounds (equivalent to $772,800 on December 31, 2011).  The proceeds were used to purchase a geological license and to fund current operations.  The loan provides the lender the right to secure this loan by any or all of Koklanovskoe's  assets, bears interest at 12%, and is due January 31, 2015.  At December 31, 2011, there was $624,348 (405,000 British pounds) outstanding.

4.  Income Taxes:

At December 31, 2011, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $5,006,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2031.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $1,752,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

5.  Leases:

There currently are no long-term lease arrangements the Company is committed to.

6.  Related Party Transactions:

During the development stage period from January 1, 2003 through December 31, 2011, a variety of expenses were paid for by organizing stockholders.  As a result, amounts totaling $375,793 and $125,631 are payable to stockholders from the Company as of December 31, 2011 and 2010, respectively.

7.  Employment Contracts:

The Company had entered into employment contracts with certain senior management employees that set annual compensation, adjusted for capital levels raised by the Company.  These agreements expired at various times during 2011, however these individuals continue to work for the Company without a formal employment contract under the terms of their previous contracts.

At December 31, 2011 and 2010, accrued and unpaid salaries for all employees totaled $420,173 and $147,766, respectively.  These amounts are expected to be paid when sufficient cash flows are generated by the Company or by the issuance of restricted stock of the Company.  During 2010, the Company reduced accrued and unpaid salaries for employees by $1,333,288 through the issuance of 173,154 shares of common stock.

8.  Stock Option Plans:

In 2003 and in 2009, the Company granted stock options under a plan for the benefit of employees and directors of the Company. All granted stock options are for acquisition of restricted shares, meaning that there are substantial restrictions on the transferability and sale of such shares.

Pursuant to plan terms and related employment agreements, shares of common stock granted vest as follows:

	Shares Reserved		Outstanding and exerciseable
Vest	December 31,	December 31,	December 31,	December 31,	Exercise
Year	2011	2010	2011	2010	Price
2003	4,286	4,286	-	-	$9.80
2004	7,400	7,400	-	-	$14.00
2004	1,072	1,072	-	-	$22.40
2005	6,686	6,686	-	-	$42.00
2006	6,686	6,686	-	-	$42.00
2007	6,686	6,686	-	4,057	110% of the average
2008	6,686	6,686	4,057	4,057	closing stock price
					for the three months
					prior to grant date
2009	19,143	19,143	16,714	16,714	$3.85
	58,645	58,645	20,771	24,828

The options granted in 2003 expire four years from the date of vesting. The options granted in 2009 expire three years from the date of vesting.

On February 28, 2011, the Company with the consent of its stockholders, approved the Company’s 2010 Stock Incentive Plan that became effective on January 1, 2011. The Plan allows for a maximum of 57,142 shares of common stock to be issued pursuant to awards granted under the plan.  The stock options carry exercise prices that shall not be less than 100% of the fair market value of the common stock at the grant date for a less than 10% stockholder, and not less than 110% of the fair market value of the common stock at the grant date for a more than 10% stockholder.  No stock options were granted in 2011 and 2010.

The following summarizes stock option activity:

	Number	Exercise
	of Shares	Price
Outstanding and exercisable at
January 1, 2003	-	$-

Vested - 2003	4,286	9.80

Outstanding and exercisable at
December 31, 2003	4,286

Vested - 2004	7,400	14.00
Vested - 2004	1,072	22.40
Expired - 2004	(1,429)	9.80
Expired - 2004	(714)	14.00

Outstanding and exercisable at
December 31, 2004	10,615

Vested - 2005	6,686	42.00

Outstanding and exercisable at
December 31, 2005	17,301

Vested - 2006	6,686	42.00

Exercised - 2006	(2,179)

Outstanding and exercisable
at December 31, 2006	21,808

Cancelled - 2007	(1,072)

Vested - 2007	6,686	various

Outstanding and excercisable at
December 31, 2007	27,422

Expired - 2008	(8,114)

Vested - 2008	6,686	various

Outstanding and excercisable at
December 31, 2008	25,994

Expired - 2009	(9,536)

Granted - 2009	19,143	3.85

Outstanding and excercisable at
December 31, 2009	35,601

Expired - 2010	(10,773)

Outstanding and excercisable at
December 31, 2010	24,828

Expired - 2011	(4,057)

Outstanding and excercisable at
December 31, 2011	20,771

The following tables summarize information about stock options outstanding and exercisable:

December 31, 2011
		Weighted Average
Exercise	Number of	Remaining Years of
Price	Options	Contractual Life
$50.40	600	1
44.10	314	1
34.30	314	1
26.60	314	1
21.70	631	1
23.80	314	1
22.40	314	1
23.10	314	1
18.20	314	1
14.70	314	1
9.80	314	1
3.85	16,714	1
	20,771

December 31, 2010
		Weighted Average
Exercise	Number of	Remaining Years of
Price	Options	Contractual Life
$158.20	603	1
149.80	314	1
135.80	314	1
113.40	314	1
118.30	314	1
127.40	314	1
125.30	314	1
123.90	314	1
102.20	314	1
81.20	314	1
60.20	314	1
53.20	314	1
50.40	600	2
44.10	314	2
34.30	314	2
26.60	314	2
21.70	631	2
23.80	314	2
22.40	314	2
23.10	314	2
18.20	314	2
14.70	314	2
9.80	314	2
3.85	16,714	2
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

No compensation expense has been recognized for the years ended December 31, 2011 and 2010. The following key assumptions were used in determining fair value:

2009
Dividend yield	0%
Risk free interest rate	1.50%
Expected volatility	100%

9.  Stock Warrants:

In 2005, 2006, 2007, and 2008, the Company granted warrants to purchase restricted common shares to certain consultants and non-employees for services rendered to the Company as follows:

2008
			Original
Grant	Number of	Exercise	Exercise
Date	Shares	Price	Term
January 1, 2008	250	$50.40	4 years
February 1, 2008	107	44.10	4 years
March 1, 2008	107	34.30	4 years
April 1, 2008	107	26.60	4 years
May 1, 2008	107	21.70	4 years
June 1, 2008	107	21.70	4 years
July 1, 2008	107	23.80	4 years
August 1, 2008	107	23.10	4 years
September 1, 2008	107	22.40	4 years
October 1, 2008	107	18.20	4 years
November 1, 2008	107	14.70	4 years
December 1, 2008	107	9.80	4 years
	1,427

2007
			Original
Grant	Number of	Exercise	Exercise
Date	Shares	Price	Term
January 1, 2007 **	250	$158.20	4 years
February 1, 2007 **	107	149.80	4 years
March 1, 2007 **	107	135.80	4 years
March 31, 2007 **	699	77.00	3 years
April 1, 2007 **	107	120.40	4 years
May 1, 2007 **	107	118.30	4 years
June 1, 2007 **	107	127.40	4 years
June 30, 2007 **	789	79.80	3 years
July 1, 2007 **	107	125.30	4 years
August 1, 2007 **	107	123.90	4 years
September 1, 2007 **	107	102.20	4 years
September 30, 2007 **	734	51.80	3 years
October 1, 2007 **	107	81.20	4 years
November 1, 2007 **	107	60.90	4 years
December 1, 2007 **	107	53.20	4 years
December 31, 2007 **	1,116	32.20	3 years
	4,765

2006

Grant	Number of	Exercise	Original Exercise
Date	Shares	Price	Term
March 31, 2006 *	11,429	$73.50	4 years
April 1, 2006 *	5,714	73.50	4 years
March 6, 2006 **	715	44.10	3 years
March 31, 2006 **	251	46.90	3 years
June 30, 2006 **	292	141.40	3 years
September 14, 2006 **	3,571	154.00	2 years
September 30, 2006 **	299	107.10	3 years
December 31, 2006 **	552	100.80	3 years
December 31, 2006 **	1,429	42.00	4 years
	24,252

2005

			Original
Grant	Number of	Exercise	Exercise
Date	Shares	Price	Term
April 1, 2005 *	1,429	$21.00	2 years
September 13, 2005 **	214	21.00	3 years
December 22, 2005 **	1,429	70.00	3 years
December 22, 2005 *	4,286	70.00	2 years
December 22, 2005 **	2,143	140.00	3 years
December 22, 2005 **	2,143	175.00	3 years
December 22, 2005 **	1,429	42.00	4 years
	13,073
*  Warrants exercised  through June 2007.
** Warrants expired as of December 31, 2011.

The fair values of each warrant granted is estimated on the grant date through 2008 using the Black-Scholes option valuation model.

10.  Fair Value of Financial Instruments:

The carrying values of cash, accounts payable, accrued payroll and loans payable approximates fair value due to their short-term maturity.

11.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through December 31, 2011.

12.  Going Concern:

These financial statements have been prepared assuming the Company will continue as a going concern, however, since inception of its current endeavor in 2003, it has not earned substantial revenues and is considered to be in the development stage, which raises substantial doubt about its ability to continue as a going concern.

Management is of the opinion that sufficient financing will be obtained from external resources to provide the Company with the ability to continue its operations in the near term.

For the cumulative period ended December 31, 2011, the Company obtained cash financing from outside parties, organizing stockholders and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities be reflected on a liquidation basis which could differ from the going concern basis.

13.  Issuance of Common Stock:

In June 2011, the Company issued 1,500,000 shares of its common stock to acquire geological data.  The fair value of the common stock was $.23 per share on the date of issuance which equates to $345,000 of common stock being issued.  This geological data has been classified as mineral properties, unproved on the consolidated balance sheet.

In October 2010, the Company issued 331,748 shares of common stock to settle $1,313,488 of accrued payroll and $1,240,971 of accounts payable.  The conversion price was approximately $7.70 per share, which approximates the average market value of the Company’s common stock for the six months ended September 2010, adjusted for the 1:70 reverse stock split.

In November 2010, the Company issued 2,929 shares of common stock to settle $19,800 of accrued payroll and $2,750 of accounts payable.  The conversion price was approximately $7.70 per share, which approximates the average market value of the Company’s common stock for the six months ended September 2010, adjusted for the 1:70 reverse stock split.

14.  Cash Flows Information:

Net cash flows from operating activities include cash payments for interest and income taxes as follows:

	2011	2010
Interest paid	$-	$-

Income taxes paid	$-	$-

Noncash investing and financing activities excluded from the 2011 statement of cash flows is as follows:

RMC asset acquisition acquired through the
issuance of common stock on May 11, 2011:

Prepaid expenses and other	$87,202
Mineral properties, unproved	$24,549,301
Accounts payable and accrued expenses	$32,829
Loan payable	$467,384

Geological data acquired through the
issuance of common stock	$345,000

Noncash financing activities excluded from the 2010 statement of cash flows include accounts payable and accrued expenses of $2,577,009 settled through the issuance of common stock.

15.  Reverse Stock Split:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were not effective as a result of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects. To address the material weaknesses in our internal control over financial reporting described below, we performed  additional analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K.

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

Effective as of December 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2011:

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

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on the Company's financial reporting in 2011. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's Board of Directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each director and executive officer of the Company. There are no other persons who can be classified as a promoter or controlling person of the Company. The officers and directors of the Company are as follows:

Name	Age	Position

Eran Forman	56	Chief Executive Officer and Director of the Company and sole officer and Director of RMC

David Zaikin	44	Chairman of the Board of Directors

Helen Teplitskaia	57	President and Director

Elena Pochapski	46	Chief Financial Officer and Director

Timothy Peara	51	Director

Eran Forman
Chief Executive Officer and Director of the Company and sole officer and Director of RMC

Mr. Forman has served as the Chief Executive Officer of the Company, as a Director of the Company and as the sole officer and Director of RMC since March 20, 2012.  Since August 2010, Mr. Forman has served as the owner and General Manager of OOO “Geocord”, Moscow, Russia.  From June 2004 to March 2010, Mr. Forman served as an advisor to and Project Manager for ZAO “Trans Nafta” a Russian corporation. From 1995 to 2003, Mr. Forman served as Managing Partner of and General Manager of Transnafta Ltd., BVI.  From 1993 to 1996, Mr. Forman served as Managing Partner of and General Manager of Nafta (B), in Moscow, Russia.  From 1990 to 1999, Mr. Forman served as Managing Partner of and General Manager of Hillah Consultants Ltd., in Panama.  From 1987 to 1991, Mr. Forman served as the owner and General Manager of Milran Ltd., in Tel Aviv, Israel.  From 1982 to 1987, Mr. Forman served as a Sales Engineer with Eastronics Ltd., in Tel Aviv, Israel.  From 1980 to 1982, Mr. Forman served as a System Programmer with Yael Software, in Tel Aviv, Israel.

Mr. Forman received a Bachelors Degree in Physics from the Technion - Israel Institute of Technology in Haifa, Israel in 1978.  Mr. Forman is a former member of the World Federation of Consuls and a former Honorary Consul of Kazakhstan to the State of Israel.

Director Qualifications:

The Company draws upon Mr. Forman’s extensive experience as the owner, general manager and managing partner of various business entities, including entities operated in Russia.

David Zaikin
Chairman of the Board of Directors

David Zaikin has served as Chairman of the Board of Directors since December 2002 and previously served as the Chief Executive Officer of the Company from August 2004 to May 2011. Since September 1998, Mr. Zaikin has worked as Vice President of Harvey Kalles R.E. LTD, a Real Estate Company. Since August 2006, Mr. Zaikin has served as Chief Executive Officer and Director of ECM Asset Management, Inc. and from January 2008 until January 2012, as Executive Chairman of its parent company First Iron Group Ltd  (formerly RAM Resources Ltd.).  In 2003, Mr. Zaikin was recognized by "Who's Who" as one of the three Canadian businessmen for his extraordinary achievements. Mr. Zaikin also has a diverse background that includes experience in sales, marketing, finance and operation. Mr. Zaikin is an alumni of the London Business School and has a Bachelors Degree from Kharkov Government Pharmaceutical Institute. Mr. Zaikin is a Member of the European Corporate Governance Institute and a Member of the United Kingdom based independent policy institute -Chatham House.

Director Qualifications:

Mr. Zaikin’s 7-years of experience as CEO and Chairman of the Board of Directors of Siberian, 4-years of experience as the Chairman of the Board of Directors of RAM Resources Ltd. and prior leadership with First Iron Group Ltd. (formerly RAM Resources Ltd.), provides the Board with unique strategic vision and market positioning expertise, based on Mr. Zaikin’s thorough understanding of the natural resources industry and global markets.

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

Director Qualifications:

Ms. Pochapski’s background as a financial accountant and auditor, with over 15 years of  progressive management positions in finance, including holding the CFO position with Siberian since 2003 and her  thorough knowledge of international reporting practices helps the Board address the financial aspects of the Company’s development and potential business acquisitions.

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

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Mr. Zaikin serves as Chairman and Mr. Forman serves as Chief Executive Officer.  The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management.  Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s Chief Executive Officer, Mr. Forman) and the members of our Board (currently Mr. Zaikin as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to our Chief Executive Officer, while enabling our Chairman to facilitate our Board’s oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Board of Directors Meetings

The Company had no official meetings of the Board of Directors of the Company during the last fiscal year ending December 31, 2011. During the year ended December 31, 2011, the Board of Directors took action pursuant to approximately four consents to action without a meeting pursuant to Section 78.315 of the Nevada Revised Statutes, which authorizes the taking of action by the written consent of the Board of Directors without a meeting. Each member of the Company’s Board of Directors is encouraged, but not required to attend shareholder meetings.

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

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Board of Directors believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the entire Board of Directors.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

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

Changes in Officers and Directors

Effective May 11, 2011, David Zaikin resigned as the Chief Executive Officer of the Company and Michael Hellenbrand was appointed as the Chief Executive Officer to fill the vacancy left by Mr. Zaikin’s resignation; provided that Mr. Zaikin continues to serve as Chairman of the Company.  Mr. Hellenbrand was also appointed, effective May 11, 2011, as the sole officer and Director of RMC.

Effective March 20, 2012, Mr. Hellenbrand resigned as the Chief Executive Officer of the Company and as the sole officer and Director of RMC and Eran Forman was appointed as Chief Executive Officer of the Company and as the sole officer and Director of RMC.

Employment Agreements

The Company previously had employment agreements in place with Mr. Zaikin and Ms. Pochapski, provided that effective December 31, 2011 and June 30, 2011, respectively, such employment agreements expired and as of the date of this Report, the Company is not currently party to any employment agreements with its officers or Directors.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our Directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.

Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required Directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal years ended December 31, 2011 and 2010, except that:

(a)
Eran Forman, the Company’s Chief Executive Officer and Director, inadvertently did not timely file a Form 3 filing disclosing his initial ownership of the Company’s securities upon his appointment as an officer and Director of the Company on March 20, 2012, which Form 3 was subsequently filed on March 28, 2012;

(b)
Michael Hellenbrand, the Company’s former Chief Executive Officer, inadvertently did not timely file a Form 3 filing disclosing his initial ownership of the Company’s securities upon his appointment as an officer of the Company on May 11, 2011, which Form 3 was subsequently filed on April 3, 2012;

(c)
Elena Pochapski, the Company’s Chief Financial Officer, inadvertently did not timely file a Form 4 filing disclosing her receipt of shares of common stock upon the effectiveness of a debt conversion agreement entered into with the Company on October 1, 2010, which Form 4 was subsequently filed on December 20, 2010;

(d)
Timothy Peara, the Company’s Director, inadvertently did not timely file a Form 4 filing disclosing his receipt of shares of common stock upon the effectiveness of a debt conversion agreement entered into with the Company on October 1, 2010, which Form 4 was subsequently filed on December 21, 2010;

(e)
Helen Teplitskaia, the Company’s President and Director inadvertently did not timely file a Form 4 filing disclosing her receipt of shares of common stock of the Company on October 1, 2010, which Form 4 was subsequently filed on December 20, 2010;

(f)
David Zaikin, the Company’s Chairman, inadvertently did not timely file a Form 4 filing disclosing his receipt of shares of common stock upon the effectiveness of a debt conversion agreement entered into with the Company on October 1, 2010 or the purchase of shares of the Company’s common stock on November 26, 2010, which Form 4 was subsequently filed on January 3, 2011;

(g)
Business Standard, LLC, a greater than 10% shareholder of the Company, inadvertently did not timely file a Form 4 filing disclosing its receipt of shares of common stock upon the effectiveness of a debt conversion agreement entered into with the Company on October 1, 2010, which Form 4 was subsequently filed on December 21, 2010;

(h)
Svetlana Slepchuk, a former greater than 10% shareholder of the Company prior to the effective date of the Share Exchange (defined above) has not filed any Section 16 filings with the Commission to date; and

(i)
The following greater than 10% shareholders of the Company, who received shares of the Company’s common stock upon consummation of the Share Exchange (defined above), have not filed any Section 16 filings with the Commission to date – Jonathan P. Rosen, Polina Matsuleva, Valeria Zagourski and Yury Kolomiets.

ITEM 11. EXECUTIVE COMPENSATION

Compensation paid (or payable) to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

Name And				All Other			Total
Principal	Fiscal			Compen-	Stock	Option	Compen-
Position (1)	Year	Salary	Bonus ($)	sation	Awards	Awards	sation

Michael Hellenbrand	2011	$--	--	--	--	$--	$--
Former CEO (2)

David Zaikin	2011*	$180,000	--	--	--	$--	$180,000
Former CEO and current	2010*	$180,000	--	--	--	$--	$180,000
Chairman (2)

Helen Teplitskaia	2011	$--	--	--	--	$--	$--
President and	2010	$--	--	--	$15,000(3)	$--	$15,000
Director

Elena Pochapski	2011*	$56,250	--	--	--	$--	$56,250
CFO and	2010*	$75,000	--	--	--	$--	$75,000
Director

Salaries above do not include perquisites and other personal benefits in amounts less than an aggregate of 10% of the individual’s salaries listed above.

* Approximately $135,000 of Mr. Zaikin’s and $56,250 of Ms. Pochapski’s salaries listed above for fiscal 2010 were satisfied in shares of the Company’s common stock in October 2010, in connection with the entry into Debt Conversion Agreements (described above). Approximately $45,000 of Mr. Zaikin’s and $18,750 of Ms. Pochapski’s salaries for 2010 were accrued and remain unpaid to date. Salaries listed for fiscal 2011 have been accrued and remain unpaid to date.

(1) Other than the individuals listed above, the Company has no other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last two fiscal years. No executive employee listed above received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings over the past two (2) years.

(2) Effective May 11, 2011, David Zaikin resigned as the Chief Executive Officer of the Company and Michael Hellenbrand was appointed as the Chief Executive Officer to fill the vacancy left by Mr. Zaikin’s resignation; provided that Mr. Zaikin continues to serve as Chairman of the Company.  Effective March 20, 2012, Mr. Hellenbrand resigned as the Chief Executive Officer of the Company and Eran Forman was appointed as Chief Executive Officer of the Company.

(3) Represents the fair value of 1,714 shares of our common stock which we issued to Ms. Teplitskaia during the year ended December 31, 2010 for services rendered, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Board of Directors Compensation:

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2011:

NAME (1)	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)	TOTAL ($)

Sergei Potapov (2)	-	--	--
Timothy Peara	$35,000 (3)	--	$35,000

No Director received any Stock Awards, Non-Equity Incentive Plan Compensation, Nonqualified Deferred Compensation Earnings or other compensation during the fiscal year ended December 31, 2011.

(1) Mr. Zaikin, Ms. Teplitskaia and Ms. Pochapski did not receive any compensation separate from the consideration they received as an officer of the Company for the year ended December 31, 2011 in consideration for services to the Board as a Director of the Company.

(2) Did not stand for re-election at the Company’s 2011 Annual Meeting of Stockholders, and as such, ceased serving as a Director effective February 28, 2011.

(3) Fees listed for fiscal 2011 have been accrued and remain unpaid to date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(#)	(#)	(#)	($)	(f)	(#)	($)	(#)	(#)
	Exercisable	Unexercisable	(d)	(e)		(g)	(h)	(i)	(j)
	(b)	(c)

Elena Pochapski
250	-	-	$50.40	December 31, 2012
108	-	-	$44.10	December 31, 2012
108	-	-	$34.30	December 31, 2012
108	-	-	$26.60	December 31, 2012
108	-	-	$21.70	December 31, 2012
108	-	-	$21.70	December 31, 2012

108	-	-	$23.80	December 31, 2012
108	-	-	$23.10	December 31, 2012
108	-	-	$22.40	December 31, 2012
108	-	-	$18,20	December 31, 2012
108	-	-	$14.70	December 31, 2012
108	-	-	$9.80	December 31, 2012
4,286	-	-	$3.85	December 31, 2012

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Siberian’s capital stock as of May 10, 2012 by (i) each person who is known by Siberian to own beneficially more than five percent (5%) of Siberian’s outstanding voting stock; (ii) each of Siberian’s Directors; (iii) each of Siberian’s executive officers; and (iv) all of Siberian’s current executive officers and Directors as a group. As of May 10, 2012, the issuer had 67,367,659 shares of common stock, $0.001 par value per share outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of May 10, 2012, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or Directors listed in the table below is 330 Madison Ave, 6th Floor, New York, New York 10017.

	Beneficial Ownership

Name	Number of Voting Shares	Percent of Voting Shares
Executive Officers, Significant Employees and Directors
Eran Forman	-	*%
David Zaikin	162,485(1)	*%
Elena Pochapski	45,667(2)	*%
Tim Peara	43,766(3)	*%
Helen Teplitskaia	7,000	*%

All officers, significant employees and Directors as a group (5 persons)	254,631	*%

5% Shareholders

The Abner Rosen Foundation (a) 40 East 69th Street New York, NY 10021	5,600,000	8.3%
Jonathan P. Rosen (a) 40 East 69th Street New York, NY 10021	11,200,000	16.6%
Ilya Aharon 7700 Bathurst St. Unit 43 Thornhill, Ontario, Canada L4J 7Y3	4,400,000	6.5%

Ioulia Chipilevskaia 350 Upper Post Rd. Vaughan, Ontario, Canada L6A 3V5	4,788,889	7.1%
Rosa Shimonov 350 Upper Post Rd. Vaughan, Ontario, Canada L6A 3V5	4,000,000	5.9%
Polina Matsuleva Palmach St. 13/5 Haifa, Israel 34558	8,800,000	13.1%
Valeria Zagourski Palmach St. 12 App 7 Haifa, Israel 34557	7,200,000	10.7%
Olga Yulanova 3 Khavskaya St. Apartment 128 Moscow, Russia 115162	6,200,000	9.2%
Yury Kolomiets 3 Khavskaya St. Apartment 128 Moscow, Russia 115162	6,600,000	9.8%
Oksana Danylych 25 Pilkington Crescent Thornhill, Ontario, Canada L4J 7J5	3,800,000	5.6%

(a) The beneficial owner of The Abner Rosen Foundation is Jonathan P. Rosen.

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1) Includes options to purchase 1,429 shares of our common stock which have exercise prices from between $0.14 and $0.72 per share, which expire on December 31, 2012 and include a cashless exercise provision.

(2) Includes 429 shares held in Ms. Pochapski’s daughter’s name, which Ms. Pochapski is deemed to beneficially own. Includes  options to purchase 1,429 shares of our common stock which have exercise prices from between $0.14 and $0.72 per share, which expire on December 31, 2012 and include a cashless exercise provision.

(3) Includes options to purchase 1,429  shares of our common stock which have exercise prices from between $0.14 and $0.72 per share, which expire on December 31, 2012 and include a cashless exercise provision.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Oleg Zhuravlev resigned as a Director of the Company effective January 11, 2010.

In April 2010, and effective as of January 1, 2010, the Company entered into extensions to the Employment Agreements of David Zaikin, its Chairman and former Chief Executive Officer and Elena Pochapski, its Director and Chief Financial Officer, which Employment Agreements as extended expired on June 30, 2010.  Mr. Zaikin’s Employment Agreement extension set his annual compensation at $180,000 and Ms. Pochapski’s Employment Agreement extension set her annual compensation at $75,000.

In August 2010, and effective as of July 1, 2010, the Company entered into extensions to the Employment Agreements of David Zaikin, its Chairman and former Chief Executive Officer and Elena Pochapski, its Director and Chief Financial Officer, which Employment Agreements were extended until December 31, 2010.  Mr. Zaikin’s Employment Agreement extension set his annual compensation at $180,000 and Ms. Pochapski’s Employment Agreement extension set her annual compensation at $75,000.

In October 2010, the Company entered into Debt Conversion Agreements with nine (9) creditors of the Company (the majority of which were shareholders and related parties of the Company), pursuant to which such creditors agreed to convert an aggregate of $2,554,459 of debt owed to such creditors by the Company and accrued and unpaid interest thereon, which debt represented loans previously provided by the creditors to the Company, accrued and unpaid salary and other debts owed to the creditors by the Company, into 331,748 shares of restricted common stock of the Company (representing 55% of the Company’s then outstanding shares), at the rate of one share for each $7.70 of debt converted (the “Conversion”).  The Conversion price of $7.70 per share was calculated based on the average market price of the Company’s common stock for the six months prior to September 30, 2010.

Included in the creditors who agreed to the Conversions were Alternative Energy Finance (which is an entity controlled by Timothy Peara, a Director of the Company), which converted $158,924 of debt owed to it by the Company into 20,640 shares of restricted common stock (representing 3.4% of the Company’s then outstanding common stock); Timothy Peara, who converted $147,537 of debt owed to him by the Company into 19,161 shares of restricted common stock (representing 3.2% of the Company’s then outstanding common stock); Elena Pochapski, the Company’s Chief Financial Officer and Director, who converted $298,832 owed to her by the Company into 38,809 shares of restricted common stock (representing 6.5% of the Company’s then outstanding common stock); and David Zaikin, the Company’s then Chief Executive Officer and Director, who converted $1,153,228 of debt owed to him by the Company into 149,770 shares of restricted common stock (representing 24.9% of the Company’s then outstanding common stock).  Additionally, Business Standard, a consultant of the Company, converted $607,975 of debt owed to it by the Company into 78,958 shares of common stock (representing 13.2% of the Company’s then outstanding common stock).

In November 2010, the Company issued its President, Helen Teplitskaia, 2,572 shares of common stock in consideration for services rendered during the months of July, August, September, October, November and December 2009 and the months of January, February, March, April, May, June, July, August, September, October, November and December 2010. Ms. Teplitskaia was also due an additional 2,431 shares of common stock for services rendered during the months of January 2011 through May 2012, provided that in May 2012, and effective in January 2011, she waived her rights to such shares and released the Company from the obligation to issue such shares, which had not been physically issued as of the date of such release.

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

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by our Directors.  In connection with the approval of the transactions described above, our Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our Directors will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $36,500 and $21,545, respectively.

Audit Related Fees

None.

Tax Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $1,800 and $1,750, respectively.

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

3.8(c)	Certificate of Amendment to Articles of Incorporation Affecting a 1:70 Reverse Stock Split

3.9(d)	Amended and Restated Bylaws

4.1(e)	Siberian Energy Group Inc. 2010 Stock Incentive Plan

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(15)	Agreement of Purchase and Sale with Limited Liability Company Neftebitum, Sergey V. Prokopiev, and Oleg G. Shelepov

10.37(15)	Operating Agreement with Limited Liability Company Neftebitum

10.38(16)	One Year Extension to the Employment Agreement of August 1, 2004 with David Zaikin

10.39(16)	One Year Extension to the Employment Agreement of August 1, 2004 with Elena Pochapski

10.40(16)	Stock Option Agreement for David Zaikin

10.41(16)	Stock Option Agreement for Elena Pochapski

10.42(17)	Extension of Employment Agreement of David Zaikin

10.43(17)	Extension of Employment Agreement of Elena Pochapski

10.44(18)	Form of Debt Conversion Agreement

10.45(18)	Extension of Employment Agreement of David Zaikin

10.46(18)	Extension of Employment Agreement of Elena Pochapski

10.47(19)	Share Exchange Agreement with Rare Minerals Corporation and its Shareholders

10.48(19)	Exploration License (Translated From Russian)

10.50(20)	Data Purchase Agreement

10.51(20)	Extension of Employment Agreement of David Zaikin

10.52(20)	Extension of Employment Agreement of Elena Pochapski

10.53(14)	Loan Agreement

10.54(14)	Addition to Loan Agreement

21.1*	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(14) Filed as an exhibit to our Report on Form 10-Q filed with the Commission on August 19, 2011, and incorporated herein by reference.

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

SIBERIAN ENERGY GROUP INC.

DATED: May 16, 2012	/s/ Eran Forman
Eran Forman
Chief Executive Officer
(Principal Executive Officer)

DATED: May 16, 2012	/s/ Elena Pochapski
Elena Pochapski
Chief Financial Officer
(Principal Financial/Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Eran Forman	Chief Executive Officer	May 16, 2012
Eran Forman	(Principal Executive Officer)
and Director

/s/ Elena Pochapski	Chief Financial Officer	May 16, 2012
Elena Pochapski	(Principal Financial/Accounting Officer)
and Director

/s/ Helen Teplitskaia	President and Director	May 16, 2012
Helen Teplitskaia

/s/ David Zaikin	Chairman of the Board of Directors	May 16, 2012
David Zaikin

/s/ Timothy Peara	Director	May 16, 2012
Timothy Peara