Form 10-Q
period 2012-03-31
Siberian Energy Group Inc.
filed 2012-05-17
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

We have reviewed the condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of March 31, 2012, and the related condensed consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2012 and 2011, and the cumulative period of development stage activity (January 1, 2003 through March 31, 2012).  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Siberian Energy Group Inc. as of December 31, 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 8, 2012, we expressed an unqualified opinion on those financial statements with an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Lumsden & McCormick, LLP
Buffalo, New York
May 15, 2012

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2012	2011

Assets
Current assets:
Cash	$1,062	$874
Prepaid expenses and other receivables	280,049	220,932
Total current assets	281,111	221,806

Investment in ZNG, Ltd., at equity	-	-

Investment in KNG, at equity	-	-

Mineral properties, unproved	24,894,301	24,894,301

Oil and gas properties, unproved	-	-

Property and equipment, net	-	-

	$25,175,412	$25,116,107

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$423,631	$375,793
Related party - Baltic Petroleum, interest at 14%	82,515	81,004
Others	132,639	111,031
Accrued payroll	474,127	420,173
Total current liabilities	1,112,912	988,001

Loan payable	690,128	624,348

Stockholders' equity:
Preferred stock - authorized and unissued 10,000,000 shares,
$.001 par value	-	-
Common stock - authorized 100,000,000 shares, $.001 par value,
67,367,659 issued and outstanding	67,368	67,368
Additional paid-in capital	40,159,038	40,159,038
Accumulated deficit
Pre-development stage	(449,785)	(449,785)
Development stage	(16,357,195)	(16,268,893)
Accumulated other comprehensive loss	(47,054)	(3,970)
Total stockholders' equity	23,372,372	23,503,758

	$25,175,412	$25,116,107

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Operations and Comprehensive Income			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			March 31,
For the three months ended March 31,	2012	2011	2012

Revenues and other income:
Management fees from joint venture	$-	$-	$1,135,000
Gain from entrance into joint venture	-	-	364,479
Other	-	-	6,382
Total revenues and other income	-	-	1,505,861

Expenses:
Salaries	54,649	73,400	4,465,261
Professional and consulting fees	48,373	72,471	5,625,716
Rent and occupancy	-	-	239,989
Depreciation and amortization	-	-	105,502
Finance charges and interest	20,591	1,499	200,225
Marketing and other	2,934	13,885	2,116,867
Total expenses	126,547	161,255	12,753,560

Foreign currency exchange (gain)	(38,245)	-	(43,521)

Loss from disposition of loan receivable - affiliate	-	-	29,500

Loss from sale of investment	-	-	669,570

Loss on deemed disposition of oil and
gas properties, unproved	-	-	3,928,000

Impairment charge on investment	-	-	525,947

Loss before income taxes	88,302	161,255	16,357,195

Provision for income taxes (benefit)	-	-	-

Net loss (development stage)	88,302	161,255	16,357,195

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(43,084)	-	(47,054)

Comprehensive loss	$131,386	$161,255	$16,404,249

Basic and diluted net loss per common share	$(0.00)	$(0.24)	$(2.38)

Weighted average number of basic and diluted common
shares outstanding	67,367,659	667,659	6,870,992

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through March 31, 2012

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, January 1, 2003 (pre-development stage)	135,801	$136	$434,962	$(449,785)	$-	$(14,687)

Loss for the year - 2003	-	-	-	(422,516)	-	(422,516)

Shares issued in acquisition (ZNG)	14,286	14	(14)	-	-	-

Balance, December 31, 2003	150,087	$150	$434,948	$(872,301)	$-	$(437,203)

Loss for the year - 2004	-	-	-	(833,567)	-	(833,567)

Foreign currency translation adjustment	-	-	-	-	(53,120)	(53,120)

Shares issued in acquisition (ZNG)	49,286	49	749,951	-	-	750,000

Shares issued for professional services	715	1	9,999	-	-	10,000

Other	-	-	34,426	-	-	34,426

Balance, December 31, 2004	200,088	$200	$1,229,324	$(1,705,868)	$(53,120)	$(529,464)

Loss for the year - 2005	-	-	-	(1,153,686)	-	(1,153,686)

Foreign currency translation adjustment	-	-	-	-	50,614	50,614

Shares issued for professional services	5,500	6	198,208	-	-	198,214

Shares issued for accrued salaries	24,286	24	303,547	-	-	303,571

Warrants granted for professional services	-	-	310,000	-	-	310,000

Balance, December 31, 2005	229,874	$230	$2,041,079	$(2,859,554)	$(2,506)	$(820,751)

Loss for the year - 2006	-	-	-	(4,072,788)	-	(4,072,788)

Foreign currency translation adjustment	-	-	-	-	(1,939)	(1,939)

Shares issued for employee stock option plan and warrants	2,786	3	45,497	-	-	45,500

Shares issued for geological data	27,143	27	3,324,973	-	-	3,325,000

Shares issued for professional services	16,279	16	2,121,444	-	-	2,121,460

Warrants granted for professional services	-	-	1,201,960	-	-	1,201,960

Shares cancelled	(8,707)	(9)	9	-	-	-

Balance, December 31, 2006	267,375	$267	$8,734,962	$(6,932,342)	$(4,445)	$1,798,442

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through March 31, 2012

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2006	267,375	$267	$8,734,962	$(6,932,342)	$(4,445)	$1,798,442

Loss for the year - 2007	-	-	-	(2,060,487)	-	(2,060,487)

Foreign currency translation adjustment	-	-	-	-	(9,804)	(9,804)

Shares issued for employee stock option plan and warrants	8,100	8	(8)	-	-	-

Shares issued for geological data	2,857	3	349,997	-	-	350,000

Shares issued for accrued salaries	11,257	11	1,445,395	-	-	1,445,406

Shares issued for licenses	28,571	29	1,319,971	-	-	1,320,000

Shares issued for professional services	10,215	10	1,071,100	-	-	1,071,110

Warrants granted for professional services	-	-	150,394	-	-	150,394

Balance, December 31, 2007	328,375	$328	$13,071,811	$(8,992,829)	$(14,249)	$4,065,061

Loss for the year - 2008	-	-	-	(5,863,560)	-	(5,863,560)

Foreign currency translation adjustment	-	-	-	-	27,019	27,019

Shares issued for professional services and accrued salaries	2,213	2	41,748	-	-	41,750

Warrants granted for professional services	-	-	6,303	-	-	6,303

Shares issued for loan repayment and related interest	1,536	2	10,751	-	-	10,753

Balance, December 31, 2008	332,124	$332	$13,130,613	$(14,856,389)	$12,770	$(1,712,674)

Loss for the year - 2009	-	-	-	(666,116)	-	(666,116)

Foreign currency translation adjustment	-	-	-	-	(19,714)	(19,714)

Shares issued for accrued salaries	858	1	3,599	-	-	3,600

Options vested to employees and directors	-	-	45,852	-	-	45,852

Balance, December 31, 2009	332,982	$333	$13,180,064	$(15,522,505)	$(6,944)	$(2,349,052)

Loss for the year - 2010	-	-	-	(579,251)	-	(579,251)

Foreign currency translation adjustment	-	-	-	-	(7,146)	(7,146)

Shares issued for accounts payable and accrued salaries	331,748	332	2,554,127	-	-	2,554,459

Shares issued for accounts payable and accrued salaries	2,929	3	22,547	-	-	22,550

Balance, December 31, 2010	667,659	$668	$15,756,738	$(16,101,756)	$(14,090)	$(358,440)

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through March 31, 2012

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2010	667,659	$668	$15,756,738	$(16,101,756)	$(14,090)	$(358,440)

Loss for the year - 2011	-	-	-	(616,922)	-	(616,922)

Foreign currency translation adjustment	-	-	-	-	10,120	10,120

Shares issued in acquisition (RMC)	65,200,000	65,200	24,058,800	-	-	24,124,000

Shares issued for geological data	1,500,000	1,500	343,500	-	-	345,000

Balance, December 31, 2011	67,367,659	$67,368	$40,159,038	$(16,718,678)	$(3,970)	$23,503,758

Loss for the three months - 2012	-	-	-	(88,302)	-	(88,302)

Foreign currency translation adjustment	-	-	-	-	(43,084)	(43,084)

Balance, March 31, 2012	67,367,659	$67,368	$40,159,038	$(16,806,980)	$(47,054)	$23,372,372

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
			through
			March 31,
For the three months ended March 31,	2012	2011	2012

Operating activities:
Net loss (development stage)	$(88,302)	$(161,255)	$(16,357,195)
Depreciation and amortization	-	-	105,397
Common stock and warrants issued
for professional services and salaries and geological data	-	-	7,231,933
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	-	623	1,652
Loss on sale of investment, including deconsolidation of subsidiary	-	-	823,692
Loss on deemed disposition of oil and gas properties, unproved	-	-	3,928,000
Impairment charge on investment	-	-	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other receivables	(59,117)	8,584	(456,239)
Accounts payable and accrued expenses	124,911	152,031	5,273,359
Net operating activities	(22,508)	(17)	822,067

Investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Proceeds of disposition of office furniture	-	-	107
Loan to affiliate	-	-	(29,500)
Cash received in acquisition	-	-	1,661
Cash received from entrance into joint venture	-	-	175,000
Net investing activities	-	-	(1,158,687)

Financing activities:
Net proceeds from loans	65,780	-	304,810
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net financing activities	65,780	-	384,736

Effect of exchange rates on cash	(43,084)	-	(47,054)

Net change in cash	188	(17)	1,062

Cash - beginning	874	467	-

Cash - ending	$1,062	$450	$1,062

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

RMC was acquired through the issuance of 65,200,000 shares of restricted common stock (representing 99% of the Company’s then outstanding common stock) to the RMC stockholders. As a result of the purchase, a calculated acquisition value of $24,124,000 was assigned to mineral properties, unproved that considered the approximate market value of the stock issued ($.37) on the transaction date.

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

Throughout 2007-2012, the Company was involved in the collection of geological data and preparation of exploration works on the Karabashski-61 and Karabashski-67 license areas. Certain preliminary exploration activities were performed on the licensed areas over the past several years; however, KNG subsequently determined to cease exploration activities on the licensed areas. As such, the Company does not anticipate KNG generating any revenues moving forward.

Zauralneftegaz

Zauralneftegaz Ltd. (ZNG, Ltd.) is the Company’s 50% owned joint venture with Baltic Petroleum Limited, UK created in 2005, which operates through its Russian subsidiary Zaural Neftegaz (ZNG).  ZNG has been involved in oil and gas research activities in the Kurgan region of the Russian Federation. During 2003 through 2008, it has completed seismic studies and drilling programs in the Kurgan region, after which date Kurgan operations were put on hold until further economical advisability is confirmed. The Company believes ZNG, Ltd. has created value through the geological results of the two exploratory wells and other data gathered in the area, and ZNG, Ltd. is considering its options with regard to realizing this value by either a farm out or a direct sale of geophysical and seismic data to a third party operating in the area.

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through March 31, 2012.

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

3.  Loan Payable:

The Company obtained a long-term loan facility from an unrelated individual with a maximum borrowing capacity of 500,000 British pounds (equivalent to $799,500 on March 31, 2012).  The proceeds were used to purchase a geological license and to fund current operations. The loan provides the lender the right to secure the loan by any or all of Koklanovskoe's assets, bears interest at 12%, and is due January 31, 2015.  At March 31, 2012 and December 31, 2011, there was $690,128 and $624,348 (431,600 and 405,000 British pounds) outstanding.

4.  Income Taxes:

At March 31, 2012, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $5,056,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2032.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $1,770,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

5.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through March 31, 2012.

6.  Adoption of New Accounting Standard:

On January 1, 2012, the Company adopted the new accounting standard that modifies the options of other comprehensive income.  The new accounting standard requires the Company to present comprehensive income either in a single continuous statement or two separate but consecutive statements.  The Company has elected to present comprehensive income in a single continuous statement.

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

For the cumulative period ended March 31, 2012, the Company obtained cash financing from outside parties, organizing stockholders, and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q"), constitute "Forward-Looking Statements". Certain, but not necessarily all, of such Forward-Looking Statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made. Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Siberian Energy Group Inc. and Kondaneftegaz, LLC, a Russian limited liability company, the registrant’s 44% owned subsidiary, Zauralneftegaz Limited, a company organized under the laws of the country of England, which the registrant owns 50% of, and Rare Minerals Corporation, a Nevada corporation, the Company’s wholly-owned subsidiary as a result of the Share Exchange, described below (collectively "Siberian", the "Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements. References in this Form 10-Q, unless another date is stated, are to March 31, 2012.

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

Pursuant to the Share Exchange, the RMC Shareholders agreed not to vote the shares which they hold in favor of removing any current Director of the Company, to vote any and all shares in favor of re-appointing all current members of the Board of Directors (subject to the terms of the Share Exchange) for a period of one year from Closing, and that they had no rights to appoint or remove Directors for a period of one year from the Closing, which requirements expired on May 11, 2012 (collectively the “Voting Requirements”).

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

KNG previously prepared and coordinated with the Russian authorities an exploration works program on the Karabashsky-61 and Karabashsky-67 license areas.  Certain preliminary exploration activities were performed on the licensed areas over the past several years; however, KNG subsequently determined to cease exploration activities on the licensed areas.  As such, we do not anticipate KNG generating any revenues moving forward. The Company is currently evaluating spinning or selling off its investment in KNG.

As of March 31, 2012, the Company owned a 44% interest in KNG. Effective September 30, 2008, the Company's 44% investment in KNG is recorded on the equity method of accounting. The operations of KNG prior to September 30, 2008 are included in the consolidated accounts of the Company in the accompanying financial statements.

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

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through March 31, 2012.

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

The operations of the Joint Venture were funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly-owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of March 31, 2012, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $423,631 and $375,793 were payable to stockholders from the Company as of March 31, 2012 and December 31, 2011, respectively.

There can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

We had no revenues or other income for the three months ended March 31, 2012 or 2011.    The Company does not anticipate generating revenues until such time, if ever, as we are able to generate sufficient funding to continue our business plan and complete exploration and mining activities on the Deposit, and then only if such property contains commercial quantities of minerals and we are able to successfully extract and sell such materials, of which there can be no assurance.

We had total expenses of $126,547 for the three months ended March 31, 2012, compared to total expenses for the three months ended March 31, 2011, of $161,255, which represented a decrease in total expenses from the prior period of $34,708 or 21.5%.

The main reasons for the decrease in total expenses for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, were a $24,098 or 33.3% decrease in professional and consulting fees, to $48,373 for the three months ended March 31, 2012, compared to $72,471 for the three months ended March 31, 2011 and a $10,951 or 78.9% decrease in marketing and other expenses to $2,934 for the three months ended March 31, 2012, compared to $13,885 for the three months ended March 31, 2011, which decreases were mainly due to certain one-time expenses during the three months ended March 31, 2011, associated with the Company’s 1:70 reverse stock split and the cost of mailing notice of and holding the Company’s 2011 Annual Meeting of Stockholders, as well as fees paid to relist the Company on the OTCBB in March 2011, which were not present during the three months ended March 31, 2012 and a decrease of $18,751 or 25.5% in salaries to $54,649 for the three months ended March 31, 2012, compared to $73,400 for the three months ended March 31, 2011, due to the termination of the employment of the Company’s Moscow, Russia representative as of January 1, 2012 and the non-accrual of salary for Elena Pochapski, the Company’s Chief Financial Officer, beginning on October 1, 2011, due to the fact that no services were performed for the Company by Ms. Pochapski during that time, offset by a $19,092 increase in finance charges and interest to $20,591 for the three months ended March 31, 2012, compared to $1,499 for the three months ended March 31, 2011, in connection with the Loan bearing 12% annual interest as described in greater detail below under “Liquidity and Capital Resources.”

We had a foreign currency exchange gain of $38,245 for the three months ended March 31, 2012, which was due to fluctuation between the Pound Sterling, Russian Ruble and United States Dollar.

We had a net loss of $88,302 for the three months ended March 31, 2012, compared to a net loss of $161,255 for the three months ended March 31, 2011, a decrease in net loss of $72,953 or 45.2% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $25,175,412 as of March 31, 2012, consisting of current assets of $281,111, including $1,062 of cash and $280,049 of prepaid expenses and other receivables and total long-term assets of $24,894,301 consisting of unproved mineral properties.

On April 27, 2011, with a closing date of May 11, 2011, we entered into the Share Exchange with RMC (described in greater detail above under “Rare Minerals Acquisition”) and acquired rights to the Deposit, which together with certain geological data, represent the $24,894,301 of unproved mineral properties.

We had total liabilities of $1,803,040 as of March 31, 2012, which included current liabilities of $1,112,912, including $423,631 of accounts payable to related party stockholders in connection with those stockholders paying certain of our expenses from the period between September 2010 and March 31, 2012 and advisory fees accrued to a shareholder of the Company for the period between October 2010 and March 31, 2012; $82,515 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic, interest on such loan, and certain other expenses owed to Baltic; $132,639 of accounts payable to others for advisory and professional services rendered; and $474,127 of accrued payroll, which included approximately $270,000 payable to our former Chief Executive Officer, David Zaikin, approximately $75,000 payable to our Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam, and long-term liabilities of $690,128 relating to the Loan Agreement, described below.

We had negative working capital of $831,801 and a total pre-development and development stage accumulated deficit of $16,806,980 as of March 31, 2012.

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

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of March 31, 2012. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As part of the acquisition of RMC, the Company obtained rights to a Loan Agreement provided to Koklanovskoe by a third party on January 17, 2011 and amended on January 24, 2011, in the aggregate amount of 500,000 British Pounds (approximately $779,500 as of March 31, 2012)(the “Loan”).  The Loan provides Koklanovskoe the right to make draw-downs from time to time under the Loan prior to January 31, 2015, at which time the outstanding amount of the Loan is required to be repaid in full.  All amounts borrowed under the Loan bear interest at the rate of 12% per annum; provided that if an event of default occurs under the Loan any and all outstanding amounts bear interest at the rate of 18% per annum.  The Loan provides the lender the right to secure such Loan by any or all of Koklanovskoe’s assets.  The Loan was required to be used for the acquisition of the Deposit and geological exploration activities on such Deposit.  As of March 31, 2012, there was $690,128 (431,600 British Pounds) outstanding under the Loan.

As of March 31, 2012, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $22,508 of net cash used in operating activities for the three months ended March 31, 2012, which was mainly attributable to adjustments to reconcile $88,302 of net loss and $59,117 of increase in prepaid expenses and other receivables, offset by an increase of $124,911 of accounts payable and accrued expenses.

We had $65,780 of net cash provided by financing activities for the three months ended March 31, 2012, which were solely due to additional funds received in connection with the Loan described above.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2012.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, our disclosure controls and procedures were not effective as a result of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

Risk of Continuing Our Business Plan Without Additional Financing.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders, third parties and amounts borrowed under the Loan (described below under “Liquidity and Capital Resources”). As of March 31, 2012, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the previously licensed area. Our partner in ZNG, Baltic and our partner in KNG, Neftebitum, have informed us that they do not plan to move forward with any further exploration activities through ZNG or KNG, respectively. We anticipate needing approximately $15 million of additional funding to conduct exploration activities on the Deposit acquired through the Share Exchange (as described above), which funding may not be available on favorable terms, if at all.  If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

Our Auditors Have Expressed Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $579,251 for the year ended December 31, 2010, a net loss of $616,922 for the year ended December 31, 2011, a net loss of $88,302 for the three months ended March 31, 2012 and had total cash on hand of $1,062 and a total accumulated deficit of $16,806,980  as of March 31, 2012. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

We May Continue To Be Unprofitable And May Not Generate Profits To Continue Our Business Plan.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of March 31, 2012, was $16,357,195, and our total cumulative deficit was $16,806,980 which included $449,785 of pre-development stage deficit. We had a working capital deficit of $831,801 as of March 31, 2012. The Company is currently being funded by existing shareholders and other outside parties, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. ZNG has previously determined to cease further exploration activities and KNG determined to cease exploration activities as well.  If we are unable to raise additional funding or generate revenues in the future, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB (similar as to how we were automatically delisted from the OTCBB in February 2011, which forced us to take actions to re-quote our common stock on the OTCBB in March 2011). As we were late in filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and our Form 10-K Annual Report for the year ended December 31, 2011, if we are late in our periodic filings one additional time prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, or three times in any subsequent 24 month and are de-listed from the OTCBB or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Compliance with Section 404 of the Sarbanes-Oxley Act will continue to strain our limited financial and management resources.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses (similar to those described in this Report). Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we continue to identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

3.8(c)	Certificate of Amendment to Articles of Incorporation Affecting a 1:70 Reverse Stock Split

3.9(d)	Amended and Restated Bylaws

4.1(e)	Siberian Energy Group Inc. 2010 Stock Incentive Plan

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(15)	Agreement of Purchase and Sale with Limited Liability Company Neftebitum, Sergey V. Prokopiev, and Oleg G. Shelepov

10.37(15)	Operating Agreement with Limited Liability Company Neftebitum

10.38(16)	One Year Extension to the Employment Agreement of August 1, 2004 with David Zaikin

10.39(16)	One Year Extension to the Employment Agreement of August 1, 2004 with Elena Pochapski

10.40(16)	Stock Option Agreement for David Zaikin

10.41(16)	Stock Option Agreement for Elena Pochapski

10.42(17)	Extension of Employment Agreement of David Zaikin

10.43(17)	Extension of Employment Agreement of Elena Pochapski

10.44(18)	Form of Debt Conversion Agreement

10.45(18)	Extension of Employment Agreement of David Zaikin

10.46(18)	Extension of Employment Agreement of Elena Pochapski

10.47(19)	Share Exchange Agreement with Rare Minerals Corporation and its Shareholders

10.48(19)	Exploration License (Translated From Russian)

10.50(20)	Data Purchase Agreement

10.51(20)	Extension of Employment Agreement of David Zaikin

10.52(20)	Extension of Employment Agreement of Elena Pochapski

10.53(14)	Loan Agreement

10.54(14)	Addition to Loan Agreement

21.1(21)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(21) Filed as an exhibit to our Report on Form 10-K filed with the Commission on May 16, 2012, and incorporated herein by reference.

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