Form 10-Q
period 2012-06-30
Siberian Energy Group Inc.
filed 2012-08-20
CIK 1301299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(212) 828-3011
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [   ] No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [ ] No  [X]

As of August 17, 2012, the issuer had 67,367,659 shares of common stock, $0.001 par value per share outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Siberian Energy Group Inc.

We have reviewed the condensed consolidated balance sheet of Siberian Energy Group Inc. (a development stage company) as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and the cumulative period of development stage activity (January 1, 2003 through June 30, 2012), and the condensed consolidated statements of stockholders’ equity and cash flows for the six months ended June 30, 2012 and 2011, and the cumulative period of development stage activity (January 1, 2003 through June 30, 2012).  These financial statements are the responsibility of the Company’s management.

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

Lumsden & McCormick, LLP
Buffalo, New York
August 20, 2012

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2012	2011

Assets
Current assets:
Cash	$747	$874
Prepaid expenses and other receivables	265,445	220,932
Total current assets	266,192	221,806

Investment in ZNG, Ltd., at equity	-	-

Investment in KNG, at equity	-	-

Mineral properties, unproved	24,894,301	24,894,301

Oil and gas properties, unproved	-	-

Property and equipment, net	-	-

	$25,160,493	$25,116,107

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable:
Related party - stockholders	$446,631	$375,793
Related party - Baltic Petroleum, interest at 14%	84,014	81,004
Others	159,430	111,031
Accrued payroll	527,673	420,173
Total current liabilities	1,217,748	988,001

Loan payable	694,487	624,348

Stockholders' equity:
Preferred stock - authorized and unissued 10,000,000 shares,
$.001 par value	-	-
Common stock - authorized 100,000,000 shares, $.001 par value,
67,367,659 issued and outstanding	67,368	67,368
Additional paid-in capital	40,159,038	40,159,038
Accumulated deficit:
Pre-development stage	(449,785)	(449,785)
Development stage	(16,537,118)	(16,268,893)
Accumulated other comprehensive income (loss)	8,755	(3,970)
Total stockholders' equity	23,248,258	23,503,758

	$25,160,493	$25,116,107

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
					For the
Condensed Consolidated Statements of Operations and Comprehensive Income					cumulative
					period of
					Development
					Stage Activity-
	For the three		For the six		January 1, 2003
	months ended		months ended		through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenues and other income:
Management fees from joint venture	$-	$-	$-	$-	$1,135,000
Gain from entrance into joint venture	-	-	-	-	364,479
Other	-	-	-	-	6,382
Total revenues and other income	-	-	-	-	1,505,861

Expenses:
Salaries	54,491	73,501	109,140	146,901	4,519,752
Professional and consulting fees	28,170	65,050	76,543	137,521	5,653,886
Rent and occupancy	-	-	-	-	239,989
Depreciation and amortization	-	-	-	-	105,502
Finance charges and interest	21,527	5,895	42,118	7,394	221,752
Marketing and other	7,094	3,535	10,028	17,420	2,123,961
Total expenses	111,282	147,981	237,829	309,236	12,864,842

Foreign currency exchange (gain) loss	68,641	(14,700)	30,396	(14,700)	25,120

Loss from disposition of loan receivable - affiliate	-	-	-	-	29,500

Loss from sale of investment	-	-	-	-	669,570

Loss on deemed disposition of oil and
gas properties, unproved	-	-	-	-	3,928,000

Impairment charge on investment	-	-	-	-	525,947

Loss before income taxes	179,923	133,281	268,225	294,536	16,537,118

Provision for income taxes (benefit)	-	-	-	-	-

Net loss (development stage)	179,923	133,281	268,225	294,536	16,537,118

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	55,809	24	12,725	24	8,755

Comprehensive loss	$124,114	$133,257	$255,500	$294,512	$16,528,363

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(1.95)

Weighted average number of basic and diluted common
shares outstanding	67,367,659	37,139,881	67,367,659	18,803,018	8,501,678

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through June 30, 2012

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

For the cumulative period of Development Stage Activity - January 1, 2003 through June 30, 2012

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

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity

For the cumulative period of Development Stage Activity - January 1, 2003 through June 30, 2012

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2010	667,659	$668	$15,756,738	$(16,101,756)	$(14,090)	$(358,440)

Loss for the year - 2011	-	-	-	(616,922)	-	(616,922)

Foreign currency translation adjustment	-	-	-	-	10,120	10,120

Shares issued in acquisition (RMC)	65,200,000	65,200	24,058,800	-	-	24,124,000

Shares issued for geological data	1,500,000	1,500	343,500	-	-	345,000

Balance, December 31, 2011	67,367,659	$67,368	$40,159,038	$(16,718,678)	$(3,970)	$23,503,758

Loss for the six months - 2012	-	-	-	(268,225)	-	(268,225)

Foreign currency translation adjustment	-	-	-	-	12,725	12,725

Balance, June 30, 2012	67,367,659	$67,368	$40,159,038	$(16,986,903)	$8,755	$23,248,258

See accompanying notes.

SIBERIAN ENERGY GROUP INC. (A Development Stage Company)
			For the
Condensed Consolidated Statements of Cash Flows			cumulative
			period of
			Development
			Stage Activity-
			January 1, 2003
	For the six		through
	months ended		June 30,
	June 30,	June 30,
	2012	2011	2012

Operating activities:
Net loss (development stage)	$(268,225)	$(294,536)	$(16,537,118)
Depreciation and amortization	-	-	105,397
Common stock and warrants issued
for professional services and salaries and geological data	-	-	7,231,933
Gain from entrance into joint venture	-	-	(364,479)
Loss on disposition of office furniture	-	623	1,652
Loss on sale of investment, including deconsolidation of subsidiary	-	-	823,692
Loss on deemed disposition of oil and gas properties, unproved	-	-	3,928,000
Impairment charge on investment	-	-	525,947
Changes in other current assets and
current liabilities:
Management fee receivable	-	-	110,000
Prepaid expenses and other receivables	(44,513)	8,544	(441,635)
Accounts payable and accrued expenses	229,747	284,324	5,378,195
Net operating activities	(82,991)	(1,045)	761,584

Investing activities:
Expenditures for licenses and related	-	-	(528,961)
Expenditures for oil and gas properties	-	-	(770,750)
Expenditures for property and equipment	-	-	(6,244)
Proceeds of disposition of office furniture	-	-	107
Loan to affiliate	-	-	(29,500)
Cash received in acquisition	-	1,655	1,661
Cash received from entrance into joint venture	-	-	175,000
Net investing activities	-	1,655	(1,158,687)

Financing activities:
Net proceeds from loans	70,139	-	309,169
Common stock issued for employee stock option plan	-	-	45,500
Additional paid-in capital	-	-	34,426
Net financing activities	70,139	-	389,095

Effect of exchange rates on cash	12,725	24	8,755

Net change in cash	(127)	634	747

Cash - beginning	874	467	-

Cash - ending	$747	$1,101	$747

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

Kondaneftegaz

The Company, through its subsidiary Kondaneftegaz, LLC (KNG), has been engaged in the business of exploiting and developing certain oil and gas and other petroleum products licenses issued for a period of five years by Russia’s subsurface management authorities in October 2007. The two licensed areas lie in the Karabashsky zone in the Khanty-Mansiysk Autonomous area of the Russian Federation.  KNG has its principal place of business in the city of Khanty-Mansiysk, Russia. KNG has prepared and coordinated with Russion authorities the Program of exploration works on the Karabashski 61 and Karabashski 67 license areas. KNG is evaluating the possibility of using prior seismic data in the current exploration program.

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

Throughout the period 2007 to 2012, the Company was involved in the collection of geological data and preparation of exploration works on the Karabashski-61 and Karabashski-67 license areas. Certain preliminary exploration activities were performed on the licensed areas over the past several years; however, KNG subsequently determined to cease exploration activities on the licensed areas. As such, the Company does not anticipate KNG generating any revenues moving forward.

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

Activities of ZNG for the period March 2003 through October 2005 are included in the consolidated accounts of the Company in the accompanying financial statements.  Effective October 14, 2005, the Company’s investment in Joint Venture has been recorded on the equity method of accounting.  Since the cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through June 30, 2012.

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

3.  Loan Payable:

The Company obtained a long-term loan facility from an unrelated individual with a maximum borrowing capacity of 500,000 British pounds (equivalent to approximately $781,000 on June 30, 2012).  The proceeds were used to purchase a geological license and to fund current operations.  The loan provides the lender the right to secure this loan by any or all of Koklanovskoe’s assets, bears interest at 12%, and is due January 31, 2015.  At June 30, 2012 and December 31, 2011, there was $694,487 and $624,348 (444,100 and 405,000 British pounds) outstanding.

4.  Income Taxes:

At June 30, 2012, the Company effectively has U.S. tax net operating loss carryforwards totaling approximately $5,082,000.  These carryforwards may be used to offset future taxable income, and expire in varying amounts through 2032.  No tax benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused.  Accordingly, the $1,779,000 estimated cumulative tax benefit of the loss carryforwards have been offset by a valuation allowance of the same amount.

The Company believes it is no longer subject to examination by Federal taxing authorities for years prior to 2008.

5.  Loss Per Common Share:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.  Shares issuable for common stock options and warrants may have had a dilutive effect on earnings per share had the Company generated income during the periods through June 30, 2012.

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

For the cumulative period ended June 30, 2012, the Company obtained cash financing from outside parties, organizing stockholders, and employees in the form of loans, advances, and deferred salaries.  However, there can be no certainty as to availability of continued financing in the future.  Failure to obtain sufficient financing may require the Company to reduce its operating activities.  A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain statements in this Quarterly Report on Form 10-Q (this "Form 10-Q"), constitute "Forward-Looking Statements". Certain, but not necessarily all, of such Forward-Looking Statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made. Such Forward-Looking Statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Siberian Energy Group Inc. and Kondaneftegaz, LLC, a Russian limited liability company, the registrant’s 44% owned subsidiary, Zauralneftegaz Limited, a company organized under the laws of the country of England, which the registrant owns 50% of, and Rare Minerals Corporation, a Nevada corporation, the Company’s wholly-owned subsidiary as a result of the Share Exchange, described below (collectively "Siberian", the "Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such Forward-Looking Statements. References in this Form 10-Q, unless another date is stated, are to June 30, 2012.

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

As of June 30, 2012, the Company owned a 44% interest in KNG. Effective September 30, 2008, the Company's 44% investment in KNG is recorded on the equity method of accounting. The operations of KNG prior to September 30, 2008 are included in the consolidated accounts of the Company in the accompanying financial statements.

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

The Company’s investment in the Joint Venture is recorded on the equity method of accounting.  Since cumulative losses of the Joint Venture exceed the Company’s investment, the investment asset is carried at zero value as of and through June 30, 2012.

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

The operations of the Joint Venture were funded via loans provided to ZNG, Ltd. and ZNG by Caspian Finance Limited ("Caspian"), a financing company wholly-owned by Baltic.  Loans are guaranteed by ZNG, Ltd.’s holdings in ZNG.  As of  June 30, 2012, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to approximately $23.5 million plus accrued interest of approximately $5 million. The loans are not dilutive to the Company's ownership in ZNG.

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

In May 2011, as described above, we obtained ownership of RMC and its rights to the Deposit.  The Company plans to explore the Deposit (funding permitting) in the hopes of discovering commercial quantities of molybdenum, tungsten, iron ore, gold, fluorite, bismuth, copper and other rare and semi-rare earth metals and precious minerals.  The Company believes that the Deposit is potentially suitable for open-pit mining.  The Company has not undertaken any exploration activities on the Deposit to date.

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

In the past, we have obtained cash financing from organizing stockholders in the form of loans and advances, as a result, amounts totaling $446,631 and $375,793 were payable to stockholders from the Company as of June 30, 2012 and December 31, 2011, respectively.

There can be no certainty as to the availability of continued financing in the future. Failure to obtain sufficient financing may require us to reduce our operating activities. A failure to continue as a going concern would then require stated amounts of assets and liabilities to be reflected on a liquidation basis which could differ from the going concern basis.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

We had no revenues or other income for the three months ended June 30, 2012 or 2011.    The Company does not anticipate generating revenues until such time, if ever, as we are able to generate sufficient funding to continue our business plan and complete exploration and mining activities on the Deposit, and then only if such property contains commercial quantities of minerals and we are able to successfully extract and sell such materials, of which there can be no assurance.

We had total expenses of $111,282 for the three months ended June 30, 2012, compared to total expenses for the three months ended June 30, 2011, of $147,981, which represented a decrease in total expenses from the prior period of $36,699 or 25%.

The main reasons for the decrease in total expenses for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, were a $36,880 or 57% decrease in professional and consulting fees, to $28,170 for the three months ended June 30, 2012, compared to $65,050 for the three months ended June 30, 2011, which decrease was mainly due to the contract with one of its vendors, which was not renewed, ending March 31, 2012 and a $19,010 or 26% decrease in salaries to $54,491 for the three months ended June 30, 2012, compared to $73,501 for the three months ended June 30, 2011, due to the termination of the employment of the Company’s Moscow, Russia representative as of January 1, 2012 and the non-accrual of salary for Elena Pochapski, the Company’s former Chief Financial Officer, beginning on October 1, 2011, due to the fact that no services were performed for the Company by Ms. Pochapski during that time, offset by a $15,632 increase in finance charges and interest to $21,527 for the three months ended June 30, 2012, compared to $5,895 for the three months ended June 30, 2011, in connection with the Loan bearing 12% annual interest as described in greater detail below under “Liquidity and Capital Resources.”

We had a foreign currency exchange loss of $68,641 for the three months ended June 30, 2012, compared to a foreign currency exchange gain of $14,700 for the three months ended June 30, 2011, which were due to fluctuations between the Pound Sterling, Russian Ruble and United States Dollar.

We had a net loss of $179,923 for the three months ended June 30, 2012, compared to a net loss of $133,281 for the three months ended June 30, 2011, an increase in net loss of $46,642 or 35% from the prior period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

We had no revenues or other income for the six months ended June 30, 2012 or 2011.    The Company does not anticipate generating revenues until such time, if ever, as we are able to generate sufficient funding to continue our business plan and complete exploration and mining activities on the Deposit, and then only if such property contains commercial quantities of minerals and we are able to successfully extract and sell such materials, of which there can be no assurance.

We had total expenses of $237,829 for the six months ended June 30, 2012, compared to total expenses for the six months ended June 30, 2011, of $309,236, which represented a decrease in total expenses from the prior period of $71,407 or 23%.

The main reasons for the decrease in total expenses for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, were a $60,978 or 44% decrease in professional and consulting fees, to $76,543 for the six months ended June 30, 2012, compared to $137,521 for the six months ended June 30, 2011 and a $7,392 or 42% decrease in marketing and other expenses to $10,028 for the six months ended June 30, 2012, compared to $17,420 for the six months ended June 30, 2011, which decreases were mainly due to certain one-time expenses during the six months ended June 30, 2011, associated with the Company’s 1:70 reverse stock split and the cost of mailing notice of and holding the Company’s 2011 Annual Meeting of Stockholders, as well as fees paid to relist the Company on the OTCBB in March 2011 and fees paid in connection with the acquisition of the Deposit, which were not present during the six months ended June 30, 2012 coupled with the contract with one its vendors, which was not renewed, ending on March 31, 2012 and a decrease of $37,761 or 26% in salaries to $109,140 for the six months ended June 30, 2012, compared to $146,901 for the six months ended June 30, 2011, due to the termination of the employment of the Company’s Moscow, Russia representative as of January 1, 2012 and the non-accrual of salary for Elena Pochapski, the Company’s former Chief Financial Officer, beginning on October 1, 2011, due to the fact that no services were performed for the Company by Ms. Pochapski during that time, offset by a $34,724 increase in finance charges and interest to $42,118 for the six months ended June 30, 2012, compared to $7,394 for the six months ended June 30, 2011, in connection with the Loan bearing 12% annual interest as described in greater detail below under “Liquidity and Capital Resources.”

We had a foreign currency exchange loss of $30,396 for the six months ended June 30, 2012 and a foreign currency exchange gain of $14,700 for the six months ended June 30, 2011, which were due to fluctuations between the Pound Sterling, Russian Ruble and United States Dollar.

We had a net loss of $268,225 for the six months ended June 30, 2012, compared to a net loss of $294,536 for the six months ended June 30, 2011, a decrease in net loss of $26,311 or 9% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $25,160,493 as of June 30, 2012, consisting of current assets of $266,192, including $747 of cash and $265,445 of prepaid expenses and other receivables and total long-term assets of $24,894,301 consisting of unproved mineral properties.

On April 27, 2011, with a closing date of May 11, 2011, we entered into the Share Exchange with RMC (described in greater detail above under “Rare Minerals Acquisition”) and acquired rights to the Deposit, which together with certain geological data, represent the $24,894,301 of unproved mineral properties.

We had total liabilities of $1,912,235 as of June 30, 2012, which included current liabilities of $1,217,748, including $446,631 of accounts payable to related party stockholders in connection with those stockholders paying certain of our expenses from the period between September 2010 and June 30, 2012 and advisory fees accrued to a shareholder of the Company for the period between October 2010 and June 30, 2012; $84,014 of accounts payable to Baltic in connection with a $29,000 loan advanced to the Company from Baltic, interest on such loan, and certain other expenses owed to Baltic; $159,430 of accounts payable to others for advisory and professional services rendered; and $527,673 of accrued payroll, which included approximately $315,000 payable to our former Chief Executive Officer, David Zaikin, approximately $75,000 payable to our former Chief Financial Officer, Elena Pochapski, and $69,242 of accrued salary payable to our former Chief Executive Officer, Shakeel Adam, and long-term liabilities of $694,487 relating to the Loan Agreement, described below.

We had negative working capital of $951,556 and a total pre-development and development stage accumulated deficit of $16,986,903 as of June 30, 2012.

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

Because our cumulative losses associated with the operations of ZNG exceeded our investment as of the date of the Joint Venture, ZNG, Ltd. is carried on our balance sheet at $-0- as of June 30, 2012. Our investment in ZNG, Ltd. will exceed $-0- at such time as ZNG, Ltd. has cumulative earnings sufficient to repay all loans to Baltic as provided in the Joint Venture, if ever.

As part of the acquisition of RMC, the Company obtained rights to a Loan Agreement provided to Koklanovskoe by a third party on January 17, 2011 and amended on January 24, 2011, in the aggregate amount of 500,000 British Pounds (approximately $781,000 as of June 30, 2012)(the “Loan”).  The Loan provides Koklanovskoe the right to make draw-downs from time to time under the Loan prior to January 31, 2015, at which time the outstanding amount of the Loan is required to be repaid in full.  All amounts borrowed under the Loan bear interest at the rate of 12% per annum; provided that if an event of default occurs under the Loan any and all outstanding amounts bear interest at the rate of 18% per annum.  The Loan provides the lender the right to secure such Loan by any or all of Koklanovskoe’s assets.  The Loan was required to be used for the acquisition of the Deposit and geological exploration activities on such Deposit.  As of June 30, 2012, there was $694,487 (444,100 British Pounds) outstanding under the Loan.

As of June 30, 2012, the Company owns a 44% interest in KNG. The Company’s investment in KNG is recorded on the equity method of accounting effective October 1, 2008. After careful consideration of the current financial position of KNG, the Company applied an impairment charge to the value of the investment in KNG which resulted in carrying it at zero value.

We had $82,991 of net cash used in operating activities for the six months ended June 30, 2012, which was mainly attributable to adjustments to reconcile $268,225 of net loss and $44,513 of increase in prepaid expenses and other receivables, offset by an increase of $229,747 of accounts payable and accrued expenses.

We had $70,139 of net cash provided by financing activities for the six months ended June 30, 2012, which were solely due to additional funds received in connection with the Loan described above.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2012.  This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, our disclosure controls and procedures were not effective as a result of the material weakness in internal control over financial reporting discussed below.

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

Risk of Continuing Our Business Plan Without Additional Financing.

We depend to a great degree on the ability to attract external financing in order to conduct future exploratory and development activities. The Company believes it can satisfy its cash requirements during the next twelve months, estimated at approximately $300,000, through funding provided by existing stockholders, third parties and amounts borrowed under the Loan (described above under “Liquidity and Capital Resources”). As of June 30, 2012, the total funding provided to ZNG, Ltd. and ZNG by Baltic was equal to $23.5 million plus accrued interest of approximately $5 million, which has been spent on various purposes, including seismic and gas seismotomography surveys, drilling of two exploratory wells, and paying consultants for services performed in connection with surveys performed on the previously licensed area. Our partner in ZNG, Baltic and our partner in KNG, Neftebitum, have informed us that they do not plan to move forward with any further exploration activities through ZNG or KNG, respectively. We anticipate needing approximately $15 million of additional funding to conduct exploration activities on the Deposit acquired through the Share Exchange (as described above), which funding may not be available on favorable terms, if at all.  If you invest in our Company and we are unable to raise the required funds, your investment could become worthless.

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

The management of the Company has discussed potential acquisition or merger opportunities.  In the future, we may enter into mergers and/or acquisitions with separate companies, which may result in our business focus or majority shareholders changing and substantial numbers of new shares of common or preferred stock being issued, resulting in substantial dilution to our then current shareholders. As a result, if there were new majority shareholders, they could change the composition of our Board of Directors and replace our current management. The new management could change our business focus or our business focus could be changed in connection with the transaction and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition transaction, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless.

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

Our Auditors Have Expressed Substantial Doubt As To Whether Our Company Can Continue As A Going Concern.

Our Company is in its early development stage, as planned principal activities have not begun. We have generated only minimal revenues since inception and have incurred substantial losses including a net loss of $579,251 for the year ended December 31, 2010, a net loss of $616,922 for the year ended December 31, 2011, a net loss of $179,923 for the three months ended June 30, 2012, and a net loss of $268,225 for the six months ended June 30, 2012 and had total cash on hand of $747 and a total accumulated deficit of $16,986,903 as of June 30, 2012. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

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

We May Continue To Be Unprofitable And May Not Generate Profits To Continue Our Business Plan.

As a development stage company, we have had limited revenues and no profits to date and our net cumulative deficit attributable to our development stage as of June 30, 2012, was $16,537,118, and our total cumulative deficit was $16,986,903 which included $449,785 of pre-development stage deficit. We had a working capital deficit of $951,556 as of June 30, 2012. The Company is currently being funded by existing shareholders and other outside parties, but there can be no assurance this amount will be sufficient to continue our planned operations or that we will have enough money to repay our outstanding debts. ZNG has previously determined to cease further exploration activities and KNG determined to cease exploration activities as well.  If we are unable to raise additional funding or generate revenues in the future, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in our Company. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

We Rely On Key Personnel And If They Leave Our Company Our Business Plan Could Be Adversely Affected.

We rely on the Company's Chief Executive Officer and Chairman, Eran Forman and David Zaikin, respectively, for the success of our Company.  We do not currently have employment agreements in place with Mr. Forman or Mr. Zaikin. Their experience and input create the foundation for our business and they are responsible for the directorship and control over the Company's development activities. The Company does not hold "key man" insurance on any members of management. Moving forward, should they be lost for any reason, the Company will incur costs associated with recruiting replacement personnel and any potential delays in operations. If we are unable to replace such individuals, or such individuals are unable to spend a sufficient amount of time on Company matters, the Company may be forced to scale back or curtail its business plan. As a result of this, any securities you hold in our Company could become devalued or worthless.

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

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB (similar as to how we were automatically delisted from the OTCBB in February 2011, which forced us to take actions to re-quote our common stock on the OTCBB in March 2011). As we were late in filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and our Form 10-K Annual Report for the year ended December 31, 2011, if we are late in our periodic filings one additional time prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, or three times in any subsequent 24 month period and are de-listed from the OTCBB or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Effective August 7, 2012, Elena Pochapski resigned as Chief Financial Officer of the Company.

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

3.8(c)	Certificate of Amendment to Articles of Incorporation Affecting a 1:70 Reverse Stock Split

3.9(d)	Amended and Restated Bylaws

4.1(e)	Siberian Energy Group Inc. 2010 Stock Incentive Plan

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(15)	Agreement of Purchase and Sale with Limited Liability Company Neftebitum, Sergey V. Prokopiev, and Oleg G. Shelepov

10.37(15)	Operating Agreement with Limited Liability Company Neftebitum

10.38(16)	One Year Extension to the Employment Agreement of August 1, 2004 with David Zaikin

10.39(16)	One Year Extension to the Employment Agreement of August 1, 2004 with Elena Pochapski

10.40(16)	Stock Option Agreement for David Zaikin

10.41(16)	Stock Option Agreement for Elena Pochapski

10.42(17)	Extension of Employment Agreement of David Zaikin

10.43(17)	Extension of Employment Agreement of Elena Pochapski

10.44(18)	Form of Debt Conversion Agreement

10.45(18)	Extension of Employment Agreement of David Zaikin

10.46(18)	Extension of Employment Agreement of Elena Pochapski

10.47(19)	Share Exchange Agreement with Rare Minerals Corporation and its Shareholders

10.48(19)	Exploration License (Translated From Russian)

10.50(20)	Data Purchase Agreement

10.51(20)	Extension of Employment Agreement of David Zaikin

10.52(20)	Extension of Employment Agreement of Elena Pochapski

10.53(14)	Loan Agreement

10.54(14)	Addition to Loan Agreement

21.1(21)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herein.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

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

SIBERIAN ENERGY GROUP INC.

DATED: August 20, 2012	/s/ Eran Forman
Eran Forman
Chief Executive Officer
(Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

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

3.8(c)	Certificate of Amendment to Articles of Incorporation Affecting a 1:70 Reverse Stock Split

3.9(d)	Amended and Restated Bylaws

4.1(e)	Siberian Energy Group Inc. 2010 Stock Incentive Plan

10.1(1)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.2(1)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.3(1)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.4(1)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.5(1)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.6(2)	Option Agreement with Baltic Petroleum Limited dated April 28, 2005

10.7(2)	License Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.8(2)	Loan Agreement between OOO Zauralneftegaz and Baltic Petroleum Limited dated April 28, 2005

10.9(2)	Guarantee by Siberian Energy Group, Inc. dated April 28, 2005

10.10(2)	Pledge and Security Agreement between Siberian Energy Group, Inc. and Baltic Petroleum Limited dated April 28, 2005

10.11(3)	Clarification to the Contract of Purchase and Sale of the Share in Charter Capital of LLC "Zauralneftegaz" dated 15 May 2004

10.12(3)	Agreement with Business - Standard (translated from Russian version)
10.13(3)	Supplementary Agreement to Business - Standard Agreement (translated from Russian version)

10.14(3)	Supplementary Agreement No. 2 to Business - Standard Agreement (translated from Russian version)

10.15(3)	Deed of Amendment between ZNG and BP

10.16(3)	Deed of Amendment between the Company and BP

10.17(4)	Joint Venture Shareholders' Agreement with Baltic Petroleum (E&P) Limited and Zauralneftegaz Limited dated October 14, 2005

10.18(5)	Amendment to the Employment Agreement Dated August 1, 2003, with Elena Pochapski

10.19(5)	Form of Waiver Agreement

10.20(6)	Loan Agreement between OOO Zauralneftegaz and Caspian Finance Limited

10.21(6)	Deed of Novation between Baltic Petroleum Limited, Caspian Finance Limited and OOO Zauralneftegaz

10.22(6)	Deed of Release

10.23(6)	Release of Pledge

10.24(6)	Guarantee

10.25(6)	Debenture

10.26(6)	Agreement for the Pledge of the Participatory Interest in OOO Zauralneftegaz (Russian translation removed)

10.27(6)	Sale and Purchase Agreement

10.28(8)	Option Agreement with Key Brokerage

10.29(8)	Warrant Agreement with Key Brokerage

10.30(9)	July 26, 2006 Deed of Agreement

10.31(10)	Consulting Agreement with Business Standard

10.32(11)	Addition to the Loan Agreement of November 9, 2005

10.33(11)	Gross Overriding Royalty Agreement

10.34(12)	Amendment No. 2 to the Employment Agreement Dated August 1, 2003 with Elena Pochapski

10.35(13)	Deed of Variation to the Loan Agreement Dated 9th of November 2005, Entered into in June 2007

10.36(15)	Agreement of Purchase and Sale with Limited Liability Company Neftebitum, Sergey V. Prokopiev, and Oleg G. Shelepov

10.37(15)	Operating Agreement with Limited Liability Company Neftebitum

10.38(16)	One Year Extension to the Employment Agreement of August 1, 2004 with David Zaikin

10.39(16)	One Year Extension to the Employment Agreement of August 1, 2004 with Elena Pochapski

10.40(16)	Stock Option Agreement for David Zaikin

10.41(16)	Stock Option Agreement for Elena Pochapski

10.42(17)	Extension of Employment Agreement of David Zaikin

10.43(17)	Extension of Employment Agreement of Elena Pochapski

10.44(18)	Form of Debt Conversion Agreement

10.45(18)	Extension of Employment Agreement of David Zaikin

10.46(18)	Extension of Employment Agreement of Elena Pochapski

10.47(19)	Share Exchange Agreement with Rare Minerals Corporation and its Shareholders

10.48(19)	Exploration License (Translated From Russian)

10.50(20)	Data Purchase Agreement

10.51(20)	Extension of Employment Agreement of David Zaikin

10.52(20)	Extension of Employment Agreement of Elena Pochapski

10.53(14)	Loan Agreement

10.54(14)	Addition to Loan Agreement

21.1(21)	Subsidiaries

31.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(7)	Glossary

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herein.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

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